Form 10-Q
period 1996-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1996-05-14
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    __________

                                    FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-25278
                                                -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
- - --------------------------------------------------------------------------------
                                   Registrant

         California                                       68-0293258
- - ----------------------------                  ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                    94901-5527
- - --------------------------------------------------------------------------------
 Address of Principal Executive Offices                           Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                                Yes __X__ No ____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                  March 31,         December 31,
                                                    1996                1995
                                                    ----                ----
ASSETS

Cash and cash equivalents                     $    3,803          $    2,757

Accounts receivable (net of allowance for
   losses on accounts receivable of $103 at
   March 31, 1996 and December 31, 1995)             143                 217

Notes receivable (net of allowance for losses
   on notes receivable of $144 at March 31,
   1996 and December 31, 1995)                     4,555               4,963

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $515 and $373 at March 31, 1996 and December
   31, 1995, respectively)                         1,033                 341

Net investment in financing leases (net of
   allowance for early terminations of $143
   and $50 at March 31, 1996 and December 31,
   1995, respectively)                            24,634              24,643

Capitalized acquisition fees (net of
   accumulated amortization of $544 and
   $404 at March 31, 1996 and December 31,
   1995, respectively)                             1,215               1,200

Other assets                                       1,251               1,859
                                              ----------          ----------

     Total Assets                             $   36,634          $   35,980
                                              ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses      $    1,153          $    1,169

   Notes payable                                  14,077              14,494
                                              ----------          ----------

     Total Liabilities                            15,230              15,663
                                              ----------          ----------

Partners' Capital

   General Partner                                    12                   3

   Limited Partners,  2,500,000 units
     authorized,  1,283,311 and 1,199,457
     units issued and 1,275,256 and 1,197,927
     units outstanding at March 31, 1996 and
     December 31, 1995, respectively              20,957              19,316

   Unrealized gain on marketable securities
     available-for-sale                              435                 998
                                              ----------          ----------

     Total Partners' Capital                      21,404              20,317
                                              ----------          ----------

     Total Liabilities and Partners' Capital  $   36,634          $   35,980
                                              ==========          ==========


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                       Three  Months Ended
                                                            March 31,
                                                        1996         1995
                                                        ----         ----
INCOME

   Rental income                                     $    259     $     16
   Earned income, financing leases                        933          719
   Interest income, notes receivable                      221          108
   Gain on sale of securities                             632           -
   Other income                                            61           61
                                                     --------     --------

     Total Income                                       2,106          904
                                                     --------     --------


EXPENSES

   Depreciation and amortization                          327           17
   Amortization of acquisition fees                       139           51
   Lease related operating expenses                        30            5
   Management fees to General Partner                     104           42
   Reimbursed administrative costs to
    General Partner                                        55           89
   Interest expense                                       307          323
   Provision for losses on receivables                     93           -
   General and administrative expenses                     48           35
                                                     --------     --------

     Total Expenses                                     1,103          562
                                                     --------     --------

NET INCOME                                           $  1,003     $    342
                                                     ========     ========



NET INCOME PER LIMITED PARTNERSHIP UNIT              $    .79     $    .44
                                                     ========     ========
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT           $    .53     $    .50
                                                     ========     ========

ALLOCATION OF NET INCOME:
     General Partner                                 $     36     $     17
     Limited Partners                                     967          325
                                                     --------     --------

                                                     $  1,003     $    342
                                                     ========     ========


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----
Operating Activities:

   Net income                                             $ 1,003     $   342

   Adjustments to reconcile net income to
     net cash  provided  by  operating
     activities:
       Depreciation and amortization                          327          17
       Amortization of acquisition fees                       139          51
       Equity in earnings from joint ventures, net            (11)        (11)
       Gain on sale of equipment                              (58)         -
       Gain on sale of securities                            (632)         -
       Provision for early termination, financing leases       93          -
       Decrease (increase) in accounts receivable              74         (38)
       Increase in accounts payable and accrued expense        52          50
       Decrease (increase) in other assets                     12         (37)
       Interest income added to principal on notes
        receivable                                             -           (7)
                                                          -------     -------

Net cash provided  by operating activities                    999         367
                                                          -------     -------

Investing Activities:

   Principal payments, financing leases                     1,768       1,109
   Principal payments, notes receivable                       851         154
   Distributions from joint ventures                           29           1
   Proceeds from sale of equipment                            590          -
   Proceeds from sale of securities                           648          -
   Investment in financing leases                          (3,388)     (3,790)
   Investment in notes receivable                            (443)     (1,397)
   Investment in securities                                   (16)         -
   Payment of acquisition fees                               (250)       (134)
                                                          -------     -------

Net cash used by investing activities                        (211)     (4,057)
                                                          -------     -------

Financing Activities:

   Partners' contributions                                  1,677       3,657
   Proceeds from notes payable                              1,000       2,000
   Payments of principal, notes payable                    (1,417)     (1,061)
   Syndication costs                                         (224)       (483)
   Redemptions of capital                                     (96)         -
   Distributions to partners                                 (682)       (387)
                                                          -------     -------

Net cash provided by financing activities                     258       3,726
                                                          -------     -------
Increase in cash and cash equivalents                       1,046          36
Cash and cash equivalents, beginning of period              2,757       2,172
                                                          -------     -------
Cash and cash equivalents, end of period                  $ 3,803     $ 2,208
                                                          =======     =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                       $    295      $   310


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

Note 2.       Reclassification.

         Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Notes Receivable.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                 1996            1995
                                                 ----            ----
                                               (Amounts in Thousands)

         Beginning balance                      $ 144            $ 66
              Provision for losses                 -               -
              Write downs                          -               -
                                                -----            ----
         Ending balance                         $ 144            $ 66
                                                =====            ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,230,568 and 743,380 for the three months ended March 31, 1996 and 1995, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.       Notes Payable.

         During the three months ended March 31, 1996, the Partnership drew down $1,000,000 on the $6,000,000 credit line entered into on November 15, 1994 (as previously discussed in Note 7 to the Partnership's December 31, 1995 annual report on Form 10-K). As a result, the weighted average interest rate of the Partnership's debt with two banks is 7.9% at March 31, 1996. The Partnership had an available credit line of approximately $3 million at March 31, 1996.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. As of March 31, 1996, 1,283,311 units of limited partnership interest of the Program had been sold, resulting in total capital contributions of $25,666,220. The public offering is scheduled to end on October 19, 1996.

         The Partnership reported net income of $1,003,000 during the three months ended March 31, 1996, as compared to net income of $342,000 during the same period in 1995. The increase in total revenues exceeded the increase in total expenses, resulting in increased earnings for the Partnership

         Total revenues increased during the three months ended March 31, 1996, as compared to the same period in 1995 due to a gain on the sale of marketable securities, an increase in earned income from financing leases and an increase in interest income from notes receivable. Total revenues are comprised primarily of earned income from financing leases and a gain on the sale of marketable securities during the three months ended March 31, 1996. The gain on the sale of marketable securities of $632,000 during the three months ended March 31, 1996, was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with emerging growth companies. As of March 31, 1996, the Partnership had remaining investments in stock warrants with unrealized gains of $435,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Earned income from financing leases increased by $214,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The increase in earned income from financing leases is directly attributable to the Partnership's new investments made in equipment leasing and financing transactions during the year. The Partnership's net investment in financing leases was $24,634,000 at March 31, 1996, as compared to $22,079,000 at March 31, 1995. Revenues will continue to increase as the Partnership continues to make additional investments in equipment leasing and financing transactions during the public offering stage.

         Total expenses increased by $541,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The increase in total expenses during the three months ended March 31, 1996, was the increase in depreciation expense of $310,000, as compared to the same period in 1995. The Partnership also recognized a provision for early termination of finance leases of $93,000 during the three months ended March 31, 1996, as compared to $0 during the same period in 1995. Expenses are expected to increase as the Partnership's portfolio increases during the public offering period.

Liquidity and Capital Resources

         During the public offering period, the Partnership's primary source of liquidity will come from capital contributions and borrowings. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash from leasing and financing activities of $3,618,000 during the three months ended March 31, 1996, as compared to $1,630,000 during the same period in 1995. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

         The Partnership received capital contributions from investors of $1,677,000 and paid syndication costs of $224,000 during the three months ended March 31, 1996, as compared to capital contributions of $3,657,000 and syndication costs of $483,000 during the three months ended March 31, 1995. The Partnership combined these funds with proceeds from borrowings to invest in equipment leases and notes receivable. As of March 31, 1996, the Partnership had acquired leased equipment with an aggregate original cost of $37.2 million and invested $7 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $25.8 million in leased equipment and $3.9 million in notes receivable at March 31, 1995.

         The equipment owned by the Partnership is leased under financing leases to approximately 300 lessees in 44 states at March 31, 1996. The loans funded by the Partnership consisted of 24 loans in 10 states. The average initial term of all leases entered into was 49 months and the average net monthly payment as a percentage of the cost of the equipment placed in service was 2.85%. The average term of all loans funded by the Partnership was 44 months and the weighted average interest rate was 16.24%. The Partnership plans to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership.

         On November 15, 1994, the Partnership entered into a loan agreement pursuant to which it may borrow $6 million to finance or refinance the purchase of equipment and other assets subject to lease. This commitment to loan funds will expire on June 30, 1996. As of March 31, 1996, the Partnership had drawn $3 million pursuant to this credit line, of which $1 million was drawn during the three months ended March 31, 1996. During the three months ended March 31, 1995, the Partnership had drawn down $2 million on this credit line. At March 31, 1996, the unused portion of this credit line was $3 million.

         The Partnership maintains loans payable to two banks for which it makes monthly payments of principal and interest. The Partnership made payments of principal of $1,417,000 on its outstanding debt during the three months ended March 31, 1996, as compared to $1,061,000 during the three months ended March 31, 1995. The increase in payments is reflective of the increase in outstanding debt as the Partnership draws down on its available credit line.

         The cash distributed to partners during the three months ended March 31, 1996 was $682,000, as compared to $387,000 during the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $656,000 and $373,000 in cash distributions during the three months ended March 31, 1996 and 1995, respectively. The total cumulative cash distributions to limited partners as of March 31, 1996 was $3,187,000, as compared to $927,000 at March 31, 1995. The General Partner received $26,000 and $14,000 during the three months ended March 31, 1996 and 1995, respectively.

On April 15, 1996, the Partnership will make a special distribution, in addition to the regular distribution, to partners of record as of March 31, 1996. The amount of this distribution is approximately 2.5% of the partners original contribution. This special distribution is being made as the result of proceeds received from the sale of marketable securities.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 1996

                           Part II. Other Information.


Item 1.    Legal Proceedings.  Inapplicable

Item 2.    Changes in Securities.  Inapplicable

Item 3.    Defaults Upon Senior Securities.  Inapplicable

Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.    Other Information.  Inapplicable

Item 6.    Exhibits and Reports on 8-K:

           a)  Exhibits:  None

               (27)    Financial Data Schedule

           b)  Reports on 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PHOENIX LEASING  AMERICAN BUSINESS FUND
                              ---------------------------------------
                                             (Registrant)

                                  BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                       a California limited partnership
                                       General Partner

                                     BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                          a Nevada corporation
                                          Corporate General Partner


          Date                   Title                         Signature
          ----                   -----                         ---------



May 13, 1996         Chief Financial Officer,             /S/ PARITOSH K. CHOKSI
- - -----------------    Senior Vice President,               ----------------------
                     Treasurer and a Director of          (Paritosh K. Choksi)
                     Phoenix Leasing Associates III, Inc.


May 13, 1996         Senior Vice President,               /S/ BRYANT J. TONG
- - -----------------    Financial Operations of              ----------------------
                     (Principal Accounting Officer)       (Bryant J. Tong)
                     Phoenix Leasing Associates III, Inc.


May 13, 1996         Senior Vice President                /S/ GARY W. MARTINEZ
- - -----------------    and a Director of                    ----------------------
                     Phoenix Leasing Associates III, Inc. (Gary W. Martinez)


May 13, 1996         Partnership Controller               /S/ MICHAEL K. ULYATT
- - -----------------    Phoenix Leasing Incorporated         ----------------------
                     (Parent Company)                     (Michael K. Ulyatt)