Form 10-Q
period 1996-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1996-08-13
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

 __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-25278
                                                -------


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
- --------------------------------------------------------------------------------
                                   Registrant

          California                                      68-0293258
- ----------------------------                  ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                  94901-5527
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
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1996         1995
                                                          -------     -------
ASSETS

Cash and cash equivalents                                 $ 5,427     $ 2,757

Accounts receivable (net of allowance
   for losses on accounts receivable of $103
   at June 30, 1996 and December 31, 1995)                    160         217

Notes receivable (net of allowance for losses
   on notes receivable of $144 at June 30, 1996
   and December 31, 1995)                                   4,621       4,963

Equipment on operation leases and held for lease
   (net of accumulated depreciation of $731 and
   $373 at June 30, 1996 and December 31, 1995,
   respectively)                                              955         341

Net investment in financing leases (net of allowance
   for early terminations of $236 and $50 at June 30,
   1996 and December 31, 1995, respectively)               22,964      24,643

Capitalized acquisition fees (net of accumulated
   amortization of $659 and $404 at June 30, 1996
   and December 31, 1995, respectively)                     1,151       1,200

Other assets                                                  871       1,859
                                                          -------     -------

     Total Assets                                         $36,149     $35,980
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $ 1,040     $ 1,169

   Notes payable                                           12,702      14,494
                                                          -------     -------

     Total Liabilities                                     13,742      15,663
                                                          -------     -------

Partners' Capital

   General Partner                                             19           3

   Limited Partners, 2,500,000 units authorized,
     1,391,225 and 1,199,457 units issued and
     1,382,045 and 1,197,927 units outstanding at
     June 30, 1996 and December 31, 1995, respectively     22,303      19,316

   Unrealized gain on available-for-sale securities            85         998
                                                          -------     -------


     Total Partners' Capital                               22,407      20,317
                                                          -------     -------

     Total Liabilities and Partners' Capital              $36,149     $35,980
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME

   Rental income                          $  383    $   10    $  642    $   25
   Earned income, financing leases           903       782     1,836     1,501
   Interest income, notes receivable         190       132       411       241
   Gain on sale of securities                564      --       1,196      --
   Other income                               65        71       127       132
                                          ------    ------    ------    ------

     Total Income                          2,105       995     4,212     1,899
                                          ------    ------    ------    ------

EXPENSES

   Depreciation and amortization             458        20       785        38
   Amortization of acquisition fees          116        61       254       111
   Lease related operating expenses           39         5        69        10
   Management fees to General Partner         90        50       194        92
   Reimbursed administrative costs to
    General Partner                           93       104       148       193
   Interest expense                          286       321       594       644
   Provision for losses on receivables        93        50       186        50
   General and administrative expenses        34        36        83        71
                                          ------    ------    ------    ------

     Total Expenses                        1,209       647     2,313     1,209
                                          ------    ------    ------    ------

NET INCOME                                $  896    $  348    $1,899    $  690
                                          ======    ======    ======    ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  .62    $  .35    $ 1.41    $  .79
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $ 1.01    $  .51    $ 1.54    $ 1.01
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
   General Partner                        $   62    $   20    $   98    $   37
   Limited Partners                          834       328     1,801       653
                                          ------    ------    ------    ------

                                          $  896    $  348    $1,899    $  690
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                            1996      1995
                                                           ------    ------
Operating Activities:
   Net income                                              $1,899    $  690
   Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                          785        38
       Amortization of acquisition fees                       254       111
       Equity in earnings from joint ventures, net            (21)      (22)
       Gain on sale of equipment                              (65)     --
       Gain on sale of securities                          (1,196)     --
       Provision for early termination,
        financing leases                                      186      --
       Provision for losses on accounts receivable           --          50
       Decrease (increase) in accounts receivable              57       (29)
       Increase (decrease) in accounts payable
        and accrued expenses                                   29      (236)
       Decrease (increase) in other assets                     24       (33)
                                                           ------    ------

Net cash provided by operating activities                   1,952       569
                                                           ------    ------

Investing Activities:
   Principal payments, financing leases                     3,805     2,428
   Principal payments, notes receivable                     1,148       349
   Distributions from joint ventures                           43        28
   Proceeds from sale of equipment                            720      --
   Proceeds from sale of securities                         1,212      --
   Investment in financing leases                          (4,335)   (4,361)
   Investment in notes receivable                            (806)   (1,853)
   Investment in securities                                   (16)     --
   Payment of acquisition fees                               (401)     (261)
                                                           ------    ------

Net cash provided (used) by investing activities            1,370    (3,670)
                                                           ------    ------

Financing Activities:
   Partners' contributions                                  3,835     6,260
   Proceeds from notes payable                              1,000     2,000
   Payments of principal, notes payable                    (2,792)   (2,204)
   Syndication costs                                         (539)     (895)
   Redemptions of capital                                    (112)      (29)
   Distributions to partners                               (2,044)     (860)
                                                           ------    ------

Net cash provided (used) by financing activities             (652)    4,272
                                                           ------    ------

Increase in cash and cash equivalents                       2,670     1,171

Cash and cash equivalents, beginning of period              2,757     2,172
                                                           ------    ------

Cash and cash equivalents, end of period                   $5,427    $3,343
                                                           ======    ======

Supplemental Cash Flow Information:
- ----------------------------------
   Cash paid for interest expense                          $  554    $  619

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

Note 4.  Notes Receivable.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                               1996           1995
                                              ------         ------
                                              (Amounts in Thousands)

         Beginning balance                    $  144         $   66

              Provision for losses                -              -
              Write downs                         -              -
                                              ------         ------
         Ending balance                       $  144         $   66
                                              ======         ======

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,275,983 and 824,579 for the six months ended June 30, 1996 and 1995, respectively. For purposes of allocating income
(loss) to each individual limited partner, the Partnership  allocates net income
(loss) based upon each respective limited partner's net capital contributions.

Note 6.  Notes Payable.

         During the six months ended June 30, 1996, the Partnership drew down $1,000,000 of the $6,000,000 credit line entered into on November 15, 1994 (as previously discussed in Note 7 to the Partnership's December 31, 1995 annual report on Form 10-K). The Partnership had an available credit line of approximately $3 million at June 30, 1996. On June 25, 1996, the bank agreed to extend the commitment termination date from June 30, 1996 to December 31, 1996. As a result, the weighted average interest rate of the Partnership's debt with two banks is 8% at June 30, 1996.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. As of June 30, 1996, 1,391,225 units of limited partnership interest of the Program had been sold to date, resulting in total capital contributions of $27,824,500.

         The Partnership reported net income of $896,000 during the three months ended June 30, 1996, as compared to net income of $348,000 during the same period in 1995. During the six months ended June 30, 1996, the Partnership reported net income of $1,899,000, as compared to net income of $690,000 during the six months ended June 30, 1995.

         Total revenues increased during both the three and six months ended June 30, 1996, as compared to the same period in 1995. Total revenues are comprised primarily of earned income from financing leases and gain on the sale of securities. Earned income from financing leases increased by $121,000 and $335,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in earned income from financing leases is directly attributable to the Partnership's new investments made in equipment leasing and financing transactions during both years. The Partnership's net investment in financing leases was $22,964,000 at June 30, 1996, as compared to $21,357,000 at June 30, 1995. Revenues will continue to increase as the Partnership continues to make additional investments in equipment leasing and financing transactions during the public offering stage. The increase in rental income for the three and six months ended June 30, 1996, as compared to the same periods in 1995, is attributable to proceeds received for the early termination of several leases.

         The gain on the sale of securities of $564,000 and $1,196,000 during the three and six months ended June 30, 1996, is due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of June 30, 1996, the Partnership had remaining investments in stock warrants of public companies with unrealized gains of $85,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses are comprised primarily of interest expense on outstanding borrowings and depreciation and amortization. Interest expense decreased by $35,000 and $50,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in depreciation expense is attributable to the early termination of certain financing leases that have been reclassified to equipment upon their early termination. The increase in the amortization of acquisition fees is attributable to an increase in the equipment lease portfolio. These fees are depreciated over the estimated useful life of the equipment acquired. The
Partnership reported increases in most other expense categories. Expenses are expected to increase as the Partnership's portfolio increases during the public offering period.

Liquidity and Capital Resources

         During the public offering stage, the Partnership's primary source of liquidity comes from capital contributions and borrowings. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash from leasing and financing activities of $6,905,000 during the six months ended June 30, 1996, as compared to $3,346,000 during the same period in 1995. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

         The Partnership received capital contributions from investors of $3,835,000 and paid syndication costs of $539,000 during the six months ended June 30, 1996, as compared to capital contributions of $6,260,000 and syndication costs of $895,000 during the six months ended June 30, 1995.

         The Partnership combined these funds with proceeds from borrowings to invest in equipment leases and notes receivable. As of June 30, 1996, the Partnership had acquired leased equipment with an aggregate original cost of $38.1 million and invested $7.4 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $26.4 million in leased equipment and $4.6 million in notes receivable at June 30, 1995.

         The equipment owned by the Partnership at June 30, 1996 is leased under financing leases to approximately 309 lessees in 44 states. The loans funded by the Partnership consisted of twenty eight loans in twelve states. The average initial term of all leases entered into was 49 months and the average net monthly payment as a percentage of the cost of the equipment placed in service was 2.84%. The average term of all loans funded by the Partnership was 43 months and the weighted average interest rate was 15.89%. The Partnership plans to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 48 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of June 30, 1996, the Partnership had repaid approximately $9,589,000 of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank. This credit line is for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of June 30, 1996, the Partnership had borrowed approximately $3 million under this loan agreement, approximately $708,333 of which had been repaid. At June 30, 1996, the unused portion of this credit line was $3 million.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal on its outstanding debt of $2,792,000 and $2,204,000 during the six months ended June 30, 1996 and 1995, respectively.

         The cash distributed to partners during the six months ended June 30, 1996 was $2,044,000, as compared to $860,000 during the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,964,000 and $829,000 in cash distributions during the six months ended June 30, 1996 and 1995, respectively. The General Partner received $80,000 and $31,000 during the six months ended June 30, 1996 and 1995, respectively.

         On April 15, 1996, the Partnership made a special distribution, in addition to the regular distribution, to partners of record as of March 31, 1996. The amount of this distribution was approximately 2.5% of the partners' original contribution. This special distribution was made as the result of proceeds received from the sale of marketable securities.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                  June 30, 1996

                           Part II. Other Information.


Item 1.  Legal Proceedings.  Inapplicable.

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

                             PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                             --------------------------------------------
                                              (Registrant)

                               BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                    a California limited partnership
                                    Corporate General Partner

                                    BY: PHOENIX LEASING ASSOCIATES III, INC.,
                                        a Nevada corporation
                                        Corporate General Partner


      Date                   Title                          Signature
      ----                   -----                          ---------


August 13, 1996    Senior Vice President                /S/ PARITOSH K. CHOKSI
- ---------------    Chief Financial Officer              ----------------------
                   Treasurer and a Director of          (Paritosh K. Choksi)
                   Phoenix Leasing Associates III, Inc.


August 13, 1996    Senior Vice President,               /S/ BRYANT J. TONG
- ---------------    Financial Operations                 ----------------------
                   (Principal Accounting Officer)       (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.


August 13, 1996    Partnership Controller               /S/ MICHAEL K. ULYATT
- ---------------    Phoenix Leasing Incorporated         ----------------------
                   (Parent Company)                     (Michael K. Ulyatt)