Form 10-Q
period 1996-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1996-11-13
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-25278
                                                -------


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

     California                                          68-0293258
---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California               94901-5527
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

                                 Yes _X_ No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                      September 30, December 31,
                                                          1996         1995
                                                          ----         ----
ASSETS

Cash and cash equivalents                              $ 7,286       $ 2,757

Accounts receivable (net of allowance for
   losses on accounts receivable of $134
   and $103 at September 30, 1996 and
   December 31, 1995, respectively)                        200           217

Notes receivable (net of allowance for
   losses on notes receivable of $144 at
   September 30, 1996 and December 31, 1995)             4,395         4,963

Net investment in financing leases (net of
   allowance for early terminations of
   $323 and $50 at September 30, 1996 and
   December 31, 1995, respectively)                     23,223        24,984

Capitalized acquisition fees (net of
   accumulated amortization of $769 and
   $404 at September 30, 1996 and
   December 31, 1995, respectively)                      1,117         1,200

Other assets                                               759         1,859
                                                       -------       -------

     Total Assets                                      $36,980       $35,980
                                                       =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses               $ 1,008       $ 1,169

   Notes payable                                        11,202        14,494
                                                       -------       -------

     Total Liabilities                                  12,210        15,663
                                                       -------       -------

Partners' Capital

   General Partner                                          20             3

   Limited Partners,  2,500,000 units
     authorized, 1,562,243 and 1,199,457 units
     issued and 1,550,589 and 1,197,927 units
     outstanding at September 30, 1996 and
     December 31, 1995, respectively                    24,701        19,316

   Unrealized gain on available-for-sale securities         49           998
                                                       -------       -------


     Total Partners' Capital                            24,770        20,317
                                                       -------       -------

     Total Liabilities and Partners' Capital           $36,980       $35,980
                                                       =======       =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----
INCOME

   Earned income, financing leases        $1,020    $  784    $3,147    $2,310
   Interest income, notes receivable         182       138       593       379
   Gain on sale of securities               --        --       1,196      --
   Other income                              106        76       233       209
                                          ------    ------    ------    ------

     Total Income                          1,308       998     5,169     2,898
                                          ------    ------    ------    ------

EXPENSES

   Depreciation and amortization             291        49       724        87
   Amortization of acquisition fees          110        68       364       180
   Lease related operating expenses           28         6        98        16
   Management fees to General Partner         73        52       268       143
   Reimbursed administrative costs to
     General Partner                          57        78       208       271
   Interest expense                          260       291       854       935
   Provision for losses on receivables       123        25       308        75
   General and administrative expenses        42        29       121       101
                                          ------    ------    ------    ------

     Total Expenses                          984       598     2,945     1,808
                                          ------    ------    ------    ------

NET INCOME                                $  324    $  400    $2,224    $1,090
                                          ======    ======    ======    ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  .16    $  .35    $ 1.57    $ 1.14
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  .51    $  .51    $ 2.05    $ 1.52
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
   General Partner                        $   33    $   25    $  132    $   62
   Limited Partners                          291       375     2,092     1,028
                                          ------    ------    ------    ------

                                          $  324    $  400    $2,224    $1,090
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                        1996          1995
                                                        ----          ----
Operating Activities:
   Net income                                         $ 2,224       $ 1,090
   Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                      724            87
       Amortization of acquisition fees                   364           180
       Equity in earnings from joint ventures, net        (30)          (34)
       Gain on sale of equipment                          (68)         --
       Gain on sale of securities                      (1,196)         --
       Provision for early termination,
         financing leases                                 273          --
       Provision for losses on accounts receivable         36            75
       Increase in accounts receivable                    (19)         (120)
       Decrease in accounts payable and
         accrued expenses                                 (26)         (309)
       Decrease in other assets                            73            24
                                                      -------       -------

Net cash provided by operating activities               2,355           993
                                                      -------       -------

Investing Activities:
   Principal payments, financing leases                 6,239         3,816
   Principal payments, notes receivable                 1,537           629
   Distributions from joint ventures                       64            43
   Proceeds from sale of equipment                        720          --
   Proceeds from sale of securities                     1,212          --
   Investment in financing leases                      (6,082)       (5,078)
   Investment in notes receivable                        (970)       (2,313)
   Investment in securities                               (16)         --
   Payment of acquisition fees                           (478)         (316)
                                                      -------       -------

Net cash provided (used) by investing activities        2,226        (3,219)
                                                      -------       -------

Financing Activities:
   Partners' contributions                              7,256         8,760
   Proceeds from notes payable                          1,000         2,000
   Payments of principal, notes payable                (4,292)       (3,348)
   Syndication costs                                   (1,027)       (1,281)
   Redemptions of capital                                (150)          (29)
   Distributions to partners                           (2,839)       (1,421)
                                                      -------       -------

Net cash provided (used) by financing activities          (52)        4,681
                                                      -------       -------

Increase in cash and cash equivalents                   4,529         2,455

Cash and cash equivalents, beginning of period          2,757         2,172
                                                      -------       -------

Cash and cash equivalents, end of period              $ 7,286       $ 4,627
                                                      =======       =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                     $   818       $   898

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

Note 4.  Notes Receivable.

         Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 is $23,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $8,000.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                1996          1995
                                                ----          ----
                                              (Amounts in Thousands)

             Beginning balance                  $144          $ 66
                  Provision for losses           --            --
                  Write downs                    --            --
                                                ----          ----
             Ending balance                     $144          $ 66
                                                ====          ====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,336,372 and 898,432 for the nine months ended September 30, 1996 and 1995, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Notes Payable.

         During the nine months ended September 30, 1996, the Partnership drew down $1,000,000 of the $6,000,000 credit line entered into on November 15, 1994 (as previously discussed in Note 7 to the Partnership's December 31, 1995 annual report on Form 10-K). The Partnership had an available credit line of approximately $3 million at September 30, 1996. On June 25, 1996, the bank agreed to extend the commitment termination date from June 30, 1996 to December 31, 1996. As a result, the weighted average interest rate of the Partnership's debt with two banks is 8% at September 30, 1996.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. As of September 30, 1996, 1,562,243 units of limited partnership interest of the Partnership had been sold to date, resulting in total capital contributions of $31,244,860. The Partnership concluded its public offering on October 6, 1996.

         The Partnership reported net income of $324,000 during the three months ended September 30, 1996, as compared to net income of $400,000 during the same period in 1995. During the nine months ended September 30, 1996, the Partnership reported net income of $2,224,000, as compared to net income of $1,090,000 during the nine months ended September 30, 1995.

         Total revenues increased during both the three and nine months ended September 30, 1996, as compared to the same periods in 1995. Total revenues during both periods were comprised primarily of income from equipment leases and interest income from notes receivable. Additionally, the Partnership reported revenues from the sale of securities during the nine months ended September 30, 1996. The increase in earned income from financing leases increased during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in earned income from financing leases is directly attributable to the Partnership's new investments made in equipment leasing and financing transactions during both years. The Partnership's net investment in financing leases was $23,223,000 at September 30, 1996, as compared to $20,686,000 at September 30, 1995. Revenues will continue to increase as the Partnership continues to make additional investments in equipment leasing and financing transactions.

         The gain on the sale of securities of $1,196,000 during the nine months ended September 30, 1996, is due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of September 30, 1996, the Partnership had remaining investments in stock warrants of public companies with unrealized gains of approximately $49,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses are comprised primarily of interest expense on outstanding borrowings, depreciation and amortization. Interest expense decreased by $31,000 and $81,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in depreciation expense during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, is attributable to payment defaults of certain financing leases that have been reclassified to equipment and are being depreciated over their remaining estimated useful life. The increase in the amortization of acquisition fees is attributable to an increase in the equipment lease and note portfolio. These fees are depreciated over the estimated useful life of the equipment acquired and notes funded. The Partnership reported increases in most other expense categories.

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

         The Partnership reported net cash from leasing and financing activities of $10,131,000 during the nine months ended September 30, 1996, as compared to $5,438,000 during the same period in 1995. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

         The Partnership received capital contributions from investors of $7,256,000 and incurred organizational and offering costs of $1,027,000 during the nine months ended September 30, 1996, as compared to capital contributions of $8,760,000 and organizational and offering costs of $1,281,000 during the nine months ended September 30, 1995.

         The Partnership combined these funds with proceeds from borrowings to invest in equipment leases and notes receivable. As of September 30, 1996, the Partnership had acquired leased equipment with an aggregate original cost of $39.9 million and invested $7.6 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $27 million in leased equipment and $5.1 million in notes receivable at September 30, 1995.

         As of September 30, 1996, the Partnership reported equipment being held for lease with an original cost of $2,440,000 and a net book value of $1,301,000, as compared to equipment being held for lease with an original cost of $386,000 and a net book value of $308,000 at September 30, 1995, respectively. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and sales of the Partnership's equipment as it comes available.

         The equipment owned by the Partnership at September 30, 1996 is leased under financing leases to approximately 310 lessees in 44 states. The loans funded by the Partnership consisted of thirty loans in twelve states. The average initial term of all leases entered into was 49 months and the average net monthly payment as a percentage of the cost of the equipment placed in service was 2.86%. The average term of all loans funded by the Partnership was 45 months and the weighted average interest rate was 16.17%. The Partnership plans to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 48 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of September 30, 1996, the Partnership had repaid approximately $10.8 million of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank. This credit line is for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of September 30, 1996, the Partnership had borrowed approximately $3 million under this loan agreement, approximately $958,000 of which had been repaid. At September 30, 1996, the unused portion of this credit line was $3 million.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal on its outstanding debt of $4,292,000 and $3,348,000 during the nine months ended September 30, 1996 and 1995, respectively.

         The cash distributed to partners during the nine months ended September 30, 1996 was $2,839,000, as compared to $1,421,000 during the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,729,000 and $1,370,000 in cash distributions during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996, the cumulative cash distributions made to limited partners was $5,260,000, as compared to $1,924,000 at September 30, 1995. The General Partner received $110,000 and $51,000 during the nine months ended September 30, 1996 and 1995, respectively. The Partnership plans to make distributions to partners during 1997 at the same rate as the current distribution.

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

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


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

                              PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                              -------------------------------------------
                                            (Registrant)

                               BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                    a California limited partnership,
                                    General Partner

                                    BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                         a Nevada corporation,
                                         Corporate General Partner

      Date                    Title                           Signature
      ----                    -----                           ---------

November 12, 1996   Senior Vice President                 /S/ PARITOSH K. CHOKSI
-----------------   Chief Financial Officer               ----------------------
                    Treasurer and a Director of           (Paritosh K. Choksi)
                    Phoenix Leasing Associates III, Inc.


November 12, 1996   Senior Vice President,                /S/ BRYANT J. TONG
-----------------   Financial Operations                  ----------------------
                    (Principal Accounting Officer)        (Bryant J. Tong)
                    Phoenix Leasing Associates III, Inc.


November 12, 1996   Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------   and a Director of                     ----------------------
                    Phoenix Leasing Associates III, Inc.  (Gary W. Martinez)


November 12, 1996   Partnership Controller                /S/ MICHAEL K. ULYATT
-----------------   Phoenix Leasing Incorporated          ----------------------
                    (Parent Company)                      (Michael K. Ulyatt)