Form 10-K
period 1996-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1997-03-27
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1996       Commission File Number 0-25278


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                      68-0293258
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                   94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of December 31, 1996, 1,588,681 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.    Business......................................................   3
Item 2.    Properties....................................................   4
Item 3.    Legal Proceedings.............................................   5
Item 4.    Submission of Matters to a Vote of Security Holders...........   6


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters................................................   6
Item 6.    Selected Financial Data.......................................   6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   7
Item 8.    Financial Statements and Supplementary Data...................  10
Item 9.    Disagreements on Accounting and Financial Disclosure Matters..  23


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  23
Item 11.   Executive Compensation........................................  24
Item 12.   Security Ownership of Certain Beneficial Owners and Management  24
Item 13.   Certain Relationships and Related Transactions................  25


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................  25


Signatures...............................................................  26

                                     PART I

Item 1.    Business.

General Development of Business.

        Phoenix Leasing American Business Fund, L.P., a California limited partnership (the "Partnership"), was organized on December 3, 1992. The Partnership was registered with the Securities and Exchange Commission with an effective date of October 19, 1993 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 2007. The General Partner is a California limited partnership, Phoenix Leasing Associates III L.P., the general partner of which is Phoenix Leasing Associates III, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in other limited partnerships formed to invest in capital equipment and other assets.

        The registration was for 2,500,000 units of limited partnership interest at a price of $20 per unit. The Partnership completed its public offering on October 6, 1996. The Partnership sold 1,603,335 units for a total capitalization of $32,066,700. Of the proceeds received through the offering, the Partnership has incurred $4,808,933 in organizational and offering expenses for a net capitalization of $27.3 million.

        From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $50,619,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.88%. The average initial firm term of contractual payments from loans was 45 months and the weighted average interest was 16.18%.

        The Partnership has acquired siginificant amounts of equipment or assets with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing, however, the ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period will not exceed four to five (80%). The cash flow generated by such investments in equipment leases or financing transactions will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

        The Partnership will maintain working capital reserves in an amount which will fluctuate from time to time depending upon the needs of the Partnership, but which will be at least one percent of the gross offering proceeds during the Partnership's operational phase.


Narrative Description of Business.

        The objectives of the Partnership are to: (1) produce cash distributions on a continuing basis over the life of the Program through leasing equipment and financing assets primarily to companies engaged in the development of technologies and other growth industry businesses, franchisees, and other third party lessees and customers; (2) reinvest, during the operating phase of the Program (after payment of expenses, including debt service requirements, and distributions to the Partners), in additional equipment and assets to increase the overall size of the portfolio; and (3) commence liquidation of the Partnership's portfolio of investments seven years after the close of the offering of units of limited partnership interests.

        To achieve these objectives the Partnership has invested and will invest in various types of capital equipment and other assets, and provide leasing and secured financing of the same to third parties on either a long-term or short-term basis. The Partnership has invested and will invest in, or have collateral in, various types of assets including: (1) production, manufacturing, fabrication and test equipment; (2) lab and medical equipment; (3) furniture and fixtures; (4) personal computers and workstations, computer peripheral equipment, computer mainframes, CAE/CAD/CAM equipment, communications equipment, office systems and computer software products; (5) property management systems, including computer reservations systems, and phone and telecommunications systems; and (6) various types of other equipment, furnishings, fixtures, leasehold improvements and assets, including to a limited extent certain intangible assets.

        A substantial portion of the net offering proceeds of the Partnership has been invested in equipment leases subject to full payout leases. Full payout leases are leases under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. Operating leases, which generally have terms of shorter duration than full payout leases, are leases that will return to the lessor an amount less than the purchase price of the equipment from rental payments over the initial term of the lease. Upon the expiration of the initial lease term, it is necessary to extend the lease term with the existing lessee, enter into a new lease with another lessee or sell the equipment.

        Competition. The Partnership will be competing for equipment leasing and financing business with many well-established companies having substantially greater financial resources. The types of businesses the Partnership competes with will be banks, finance companies, leasing companies and other institutional or governmental lenders. Competitive factors include pricing, technological innovation, payment terms, collateral requirements and methods of financing. The General Partner intends to concentrate the Partnership's activities in markets in which the General Partner and its affiliates have developed an expertise.

Other.

        A brief description of the type of assets in which the Partnership has invested in through December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.    Properties.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

        As of December 31, 1996, the Partnership has acquired equipment and has provided financing (loans) to borrowers with an aggregate original cost of $50,619,000. The equipment and loans have been made to customers located throughout the United States. The total investment in leases and loans at December 31, 1996 is classified as 57% emerging growth industry businesses, 40% franchised businesses and 3% other businesses. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in a joint venture, at December 31, 1996:

                                                                   Percentage of
      Asset Types                         Cost of Assets(1)        Total Assets
      -----------                         -----------------        -------------
                                       (Amounts in Thousands)

Equipment:
Computer Hardware                              $ 15,549                 31%
Furniture and Fixtures                            7,651                 15
Lab Test Equipment                                5,144                 10
Leasehold Improvements                            4,839                 10
Commercial Equipment                              3,733                  7
Miscellaneous Equipment                           2,807                  6
Manufacturing Equipment                           1,267                  3
Communications Equipment                            661                  1
Software                                            617                  1
                                               --------              -----

    Total Equipment                              42,268                 84

Financing:
Financing to Emerging Growth Companies            6,732                 13
Financing to Other Businesses                     1,619                  3
                                               --------              -----

    Total Financing                               8,351                 16
                                               --------              -----

        Total Assets                           $ 50,619                100%
                                               ========              =====

(1) These amounts include the Partnership's pro rata interest in a financing joint venture of $290,000, cost of equipment on financing leases of $35,634,000 and cost of assets sold of $4,535,000 at December 31, 1996.

                               Asset Breakdown By
                            Industrial Classification
                            -------------------------

                                                               Percentage of
           Industry                                                Assets
           --------                                                ------

Hospitality                                                          22%
Software                                                             22
Biomedical                                                           16
Restaurants                                                          15
Semiconductor & Other Computer Equipment Manufacturing                7
Communications                                                        9
Retailers                                                             3
Automotive                                                            1
Miscellaneous Business Services                                       3
Other                                                                 2
                                                                    ---
        Total                                                       100%
                                                                    ===

Item 3.    Legal Proceedings.

        The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.

                                     PART II


Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter.


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

        (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

        (b)Approximate number of equity security investments:

                                                      Number of Unit Holders
                     Title of Class                   as of December 31, 1996
           ----------------------------------         -----------------------

           Limited Partners                                     1,630


Item 6.    Selected Financial Data.


                                   1996      1995      1994(1)   1993(1)(2)
                                   ----      ----      -------   ----------
                              (Amounts in Thousands Except for Per Unit Amounts)

Total Income                    $ 6,488   $ 4,100     $ 2,150      $  --

Net Income                        1,973     1,143         435         --

Total Assets                     34,797    36,053      25,676          253

Long-term Debt Obligations        4,015     8,994       9,365         --

Distributions to Partners         4,285     2,052         570         --

Net Income per Limited
 Partnership Unit                  1.28      1.10        1.27         --

Distributions per Limited
 Partnership Unit                  2.94      2.05        1.69         --

(1) The Registrant met minimum investment requirements on January 27, 1994. Therefore, the earnings for 1994 and 1993 do not reflect a full year of operations.
(2) The year 1993 is for the period of inception (December 3, 1992) through December 31, 1993.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. The Partnership concluded its public offering on October 6, 1996 and has sold 1,603,335 units of limited partnership interest, resulting in total capital contributions of $32,067,000 as of December 31, 1996.

        The Partnership reported net income of $1,973,000 during the year ended December 31, 1996, as compared to net income of $1,143,000 and $435,000 during 1995 and 1994, respectively. The increased net income during 1996, as compared to 1995, resulted from an increase in earnings from financing leases, interest income from notes receivable as well as from a gain on sale of securities. The increased net income during the year ended 1995, as compared to the same period in 1994, was attributable to an increase in earned income from financing leases and interest income from notes receivable.

        Total revenues are comprised primarily of earned income from financing leases for 1996, 1995 and 1994. Earned income from financing leases increased by $852,000 and $1,463,000 during 1996 and 1995, respectively, as compared to the same period in the previous year. The increase in earned income from financing leases is directly attributable to the Partnership's new investments made in equipment leasing transactions during both years. During 1996 and 1995, the Partnership invested $8.5 million and $11.8 million, respectively, in new financing leases. The Partnership's net investment in financing leases was $22,732,000 at December 31, 1996, as compared to $24,984,000 at December 31,
1995. The net investment in financing leases will decrease as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to make additional investments in equipment financing leases.

        Total revenues for the year ended December 31, 1996 also includes a gain on the sale of securities of $1,258,000 which is due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of December 31, 1996, the Partnership had remaining investments in stock warrants of public companies with unrealized gains of approximately $228,000, as compared to $998,000 at December 31, 1995. These stock warrants contain certain restrictions, but are generally exercisable within one year.

        Total expenses are comprised primarily of interest expense on outstanding borrowings, depreciation and amortization. Interest expense decreased by $168,000 during the year ended December 31, 1996 as compared 1995, but increased by $391,000 during 1995, as compared to 1994. The increase in depreciation expense of $1,141,000 during 1996, as compared to 1995, was due to payment defaults of certain financing leases that have been reclassified to equipment and are being depreciated over their remaining estimated useful life. The increase in amortization of acquisition fees of $210,000 and $170,000 during 1996 and 1995, respectively, as compared to the same period in the previous year, is attributable to an increase in the equipment lease and note portfolio. These fees are amortized over the estimated useful life of the equipment acquired and notes funded. The Partnership reported small increases in most other expense categories during 1996 as compared to 1995. The Partnership increased its allowance for losses on receivables during 1995 by $354,000, as compared to 1994, as a result of an increase in the growth of the lease portfolio since 1994. The Partnership reported increases in most other expense categories, except for general and administrative expenses which experienced a decrease during 1995, as compared to the same period in 1994.

        Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

        During the public offering stage, which concluded on October 6, 1996, the Partnership's primary source of liquidity has come from capital contributions and borrowings. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

        The Partnership reported net cash from leasing and financing activities of $13,462,000 during the year ended December 31, 1996, as compared to $8,499,000 and $3,117,000 during the same period in 1995 and 1994, respectively. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

        The Partnership received capital contributions from investors of $8,077,000 and incurred organizational and offering costs of $1,200,000 during the year ended December 31, 1996, as compared to capital contributions received of $10,709,000 and $13,278,000 and organizational and offering costs of $1,585,000 and $1,972,000 during the years ended December 31, 1995 and 1994, respectively.

        The Partnership combined these funds with proceeds from borrowings to invest in equipment leases and notes receivable. During the year ended December 31, 1996, the Partnership invested $8.5 million in equipment leases and $1.7 million in notes receivable, as compared to investments of $11.8 million and $22 million in equipment leases and $3.9 million and $2.7 million in notes receivable (including its pro rata interest in joint ventures) during the same period in 1995 and 1994, respectively. As of December 31, 1996, the Partnership had acquired leased equipment with an aggregate original cost of $42.3 million and invested $8.3 million in notes receivable (including its pro rata interest in joint ventures), as compared to acquisitions of $33.8 million and $22 million of leased equipment and investments of $6.6 million and $2.7 million in notes receivable (including its pro rata interest in joint ventures) at December 31, 1995 and 1994, respectively.

        As of December 31, 1996, the Partnership reported equipment being held for lease with an original cost of $1,913,000 and a net book value of $674,000, as compared to equipment being held for lease with an original cost of $891,000 and $0 and a net book value of $345,000 and $0 at December 31, 1995 and 1994, respectively. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available.

        The average initial term of all leases entered into, at December 31, 1996, was 48 months and the average net monthly payment as a percentage of the cost of the equipment placed in service was 2.88%. The average term of all loans funded by the Partnership was 45 months and the weighted average interest rate was 16.18%. The Partnership plans to reinvest the cash generated by operating and financing activities in new leasing and financing transactions over the life of the Partnership. The investments made by the Partnership at December 31, 1996 were classified as approximately 57% emerging growth industry businesses, 40% franchised businesses, and 3% other businesses.

        The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of December 31, 1996, the Partnership had repaid approximately $12.1 million of this loan.

        The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of December 31, 1996, the Partnership had borrowed $3 million under this loan agreement, approximately $1.1 million of which has been repaid.

        Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $5,279,000 on its outstanding debt during the year ended December 31, 1996, as compared to $4,646,000 and $2,860,000 during the years ended December 31, 1995 and 1994, respectively.

        The cash distributed to partners during the year ended December 31, 1996 was $4,285,000, as compared to $2,052,000 and $570,000 during the same period in 1995 and 1994, respectively. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $4,119,000, $1,977,000 and $554,000 in cash distributions during the year ended December 31, 1996, 1995 and 1994 respectively. As of December 31, 1996, the cumulative cash distributions to limited partners was $6,650,000 as compared to $2,531,000 and $554,000 at December 31, 1995 and 1994,
respectively. The General Partner received $166,000, $75,000 and $16,000 during the years ended December 31, 1996,1995 and 1994, respectively. The Partnership plans to make distributions to partners during 1997 at the same rate as the current distribution.

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

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               YEAR ENDED DECEMBER 31, 1996

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

The Partners
Phoenix Leasing American Business Fund, L.P.

We have audited the financial statements of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP


San Francisco, California
  January 20, 1997

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                              December 31,
                                                          1996           1995
                                                        -------        -------
ASSETS

Cash and cash equivalents                               $ 5,134        $ 2,757

Accounts receivable (net of allowance for
  losses on accounts receivable of $134
  and $103 at December 31, 1996 and 1995,
  respectively)                                             323            290

Notes receivable (net of allowance for losses
  on notes receivable of $241 and $144 at
  December 31, 1996 and 1995, respectively)               4,643          4,963

Net investment in financing leases (net of
  allowance for early terminations of $404
  and $50 at December 31, 1996 and 1995,
  respectively)                                          22,732         24,984

Capitalized acquisition fees (net of accumulated
  amortization of $902 and $404 at December 31,
  1996 and 1995, respectively)                            1,111          1,200

Other assets                                                854          1,859
                                                        -------        -------

    Total Assets                                        $34,797        $36,053
                                                        =======        =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                 $ 1,125        $ 1,242

  Notes payable                                           9,765         14,494
                                                        -------        -------

    Total Liabilities                                    10,890         15,736
                                                        -------        -------

Partners' Capital:

  General Partner                                            17              3

  Limited Partners,  2,500,000 units authorized,
    1,603,335 and 1,199,457 units issued and
    1,588,681 and 1,197,927 units outstanding
    at December 31, 1996 and 1995, respectively          23,662         19,316

  Unrealized gain on marketable securities
    available-for-sale                                      228            998
                                                        -------        -------

    Total Partners' Capital                              23,907         20,317
                                                        -------        -------

    Total Liabilities and Partners' Capital             $34,797        $36,053
                                                        =======        =======

                 The accompanying notes are an integral part of
                                these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)



                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------

INCOME

  Earned income, financing leases                $ 4,099   $ 3,247   $ 1,784

  Interest income, notes receivable                  796       568       224

  Gain on sale of securities                       1,258      --           8

  Other income                                       335       285       134
                                                 -------   -------   -------

    Total Income                                   6,488     4,100     2,150
                                                 -------   -------   -------

EXPENSES

  Depreciation and amortization                    1,340       199        43

  Amortization of acquisition fees                   497       287       117

  Lease related operating expenses                   149        45        23

  Management fees to General Partner                 345       211        98

  Reimbursed administrative costs to
   General Partner                                   403       357       256

  Interest expense                                 1,085     1,253       862

  Provision for losses on receivables                487       458       104

  General and administrative expenses                209       147       212
                                                 -------   -------   -------

    Total Expenses                                 4,515     2,957     1,715
                                                 -------   -------   -------

NET INCOME                                       $ 1,973   $ 1,143   $   435
                                                 =======   =======   =======

NET INCOME PER LIMITED PARTNERSHIP UNIT          $  1.28   $  1.10   $  1.27
                                                 =======   =======   =======

ALLOCATION OF NET INCOME:

  General Partner                                $   184   $    86   $    20

  Limited Partners                                 1,789     1,057       415
                                                 -------   -------   -------

                                                 $ 1,973   $ 1,143   $   435
                                                 =======   =======   =======

                 The accompanying notes are an integral part of
                                these statements.

                         PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                STATEMENTS OF PARTNERS' CAPITAL
                        (Amounts in Thousands Except for Unit Amounts)


                                  General                      Unrealized
                                 Partner's  Limited Partners'    Gains    Total
                                  Amount   Units        Amount  (Losses)  Amount
                                 --------- ------------------- ---------- ------

Balance, December 31, 1993           $-           50  $      1  $ -    $      1

Partners' contributions               -      663,923    13,278    -      13,278

Syndication costs                      (7)       -      (1,984)   -      (1,991)

Distributions to partners ($1.69
  per limited partnership unit)       (16)       -        (554)   -        (570)

Net income                             20        -         415    -         435
                                     ----  ---------  --------  -----  --------

Balance, December 31, 1994             (3)   663,973    11,156    -      11,153

Partners' contributions               -      535,484    10,709    -      10,709

Syndication costs                      (5)       -      (1,601)   -      (1,606)

Redemptions of capital                -       (1,530)      (28)   -         (28)

Change for the year in unrealized
  gains on available-for-sale
  securities                          -          -         -      998       998

Distributions to partners ($2.05
  per limited partnership unit)       (75)       -      (1,977)   -      (2,052)

Net income                             86        -       1,057    -       1,143
                                     ----  ---------  --------  -----  --------

Balance, December 31, 1995              3  1,197,927    19,316    998    20,317

Partners' contributions               -      403,878     8,077    -       8,077

Syndication costs                      (4)       -      (1,207)   -      (1,211)

Redemptions of capital                -      (13,124)     (194)   -        (194)

Change for the year in unrealized
  gains on available-for-sale
  securities                          -          -         -     (770)     (770)

Distributions to partners ($2.94
  per limited partnership unit)      (166)       -      (4,119)   -      (4,285)

Net income                            184        -       1,789    -       1,973
                                     ----  ---------  --------  -----  --------

Balance, December 31, 1996           $ 17  1,588,681  $ 23,662  $ 228  $ 23,907
                                     ====  =========  ========  =====  ========

                 The accompanying notes are an integral part of
                                these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------

Operating Activities:

  Net income                                     $  1,973  $  1,143  $    435

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 1,340       199        43
      Amortization of acquisition fees                497       287       117
      Gain on sale of equipment                       (49)     --         (55)
      Provision for early termination,
       financing leases                               354       305      --
      Provision for losses on notes receivable         97        78        66
      Provision for losses on accounts receivable      36        75        38
      Equity in earnings from joint venture, net      (39)      (44)     --
      Gain on sale of securities                   (1,258)     --          (8)
      Increase in accounts receivable                 (69)     (508)     (131)
      Increase in accounts payable and
        accrued expenses                              120       193       744
      Decrease (increase) in other assets             130        54      (495)
                                                 --------  --------  --------
  Net cash provided by operating activities         3,132     1,782       754
                                                 --------  --------  --------

Investing Activities:

  Principal payments, financing leases              8,387     5,773     2,072
  Principal payments, notes receivable              1,943       944       291
  Distributions from joint ventures                    86        64      --
  Proceeds from sale of equipment                     766      --         562
  Proceeds from sale of securities                  1,274      --           8
  Investment in joint venture                        --        --        (290)
  Investment in financing leases                   (8,488)  (11,778)  (22,003)
  Investment in notes receivable                   (1,720)   (3,854)   (2,488)
  Investment in securities                            (16)     --        --
  Payment of acquisition fees                        (656)     (444)     (911)
                                                 --------  --------  --------

  Net cash provided (used) by investing
   activities                                       1,576    (9,295)  (22,759)
                                                 --------  --------  --------

Financing Activities:

  Proceeds from notes payable                       1,000     5,700    16,300
  Payments of principal, notes payable             (5,729)   (4,646)   (2,860)
  Partners' contributions                           8,077    10,709    13,278
  Syndication costs                                (1,200)   (1,585)   (1,972)
  Distributions to partners                        (4,285)   (2,052)     (570)
  Redemptions of capital                             (194)      (28)     --
                                                 --------  --------  --------

  Net cash provided (used) by financing
   activities                                      (2,331)    8,098    24,176
                                                 --------  --------  --------

Increase in cash and cash equivalents               2,377       585     2,171

Cash and cash equivalents, beginning of period      2,757     2,172         1
                                                 --------  --------  --------

Cash and cash equivalents, end of period         $  5,134  $  2,757  $  2,172
                                                 ========  ========  ========

Supplemental Cash Flow Information:

  Cash paid for interest expense                 $  1,037  $  1,204  $    814

                 The accompanying notes are an integral part of
                                these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Note 1.    Organization and Partnership Matters.

        Phoenix Leasing American Business Fund, L.P., a California limited partnership (the "Partnership"), was formed on December 3, 1992, to invest in capital equipment of various types and to lease such equipment to or provide financing to, on either a long-term or short-term basis, companies engaged in the development of technologies and other growth industry businesses, franchisees, and additional third party lessees and customers. The Partnership met minimum investment requirements on January 27, 1994. The Partnership's termination date is December 31, 2007.

        For financial reporting purposes, Partnership net income and net losses will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, the General Partner will be allocated gross rental and interest income in amounts equal to the distributions that it receives from the Partnership. Syndication costs will be allocated 1% to the General Partner and 99% to the Limited Partners.

        The General Partner is entitled to receive 4% of all distributions until the Limited Partners have recovered the greater of 177% of their initial capital contributions or 100% of their initial capital contributions plus a cumulative return of 11% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1999, the General Partner's interest in Cash Available for Distribution is subordinated in any calendar quarter until the Limited Partners receive quarterly distributions equal to 2.75% of their capital contributions (i.e., 11% per annum), prorated for any partial period.

        In the event the General Partner has a deficit balance in its capital account at the time of Partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

        As compensation for management services, the General Partner receives a fee, payable monthly, subject to certain limitations, in an amount equal to 2% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

        The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership or equipment leased to customers by manufacturers, the financing for which is provided by the
Partnership, or (b) financing provided to businesses payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

        Phoenix Securities, Inc., an affiliate of the General Partner, has contracted with or employs certain persons who will receive certain compensation for wholesaling activities performed in connection with the offering of the units through broker-dealers.

        A schedule of compensation paid and distributions made to the General Partner for the years ended December 31, follows:

                                                  1996      1995      1994
                                                 ------    ------    ------
                                                    (Amounts in Thousands)
      Management fees                            $  345    $  211    $   98
      Acquisition fees                              408       625       980
      Wholesaling activities in connection
        with the offering of units                  162       214       266
      Cash distributions                            166        75        16
                                                 ------    ------    ------

                                                 $1,081    $1,125    $1,360
                                                 ======    ======    ======

        In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be equal to the original cost ($20 per limited partnership unit) at December 31, 1996.


Note 2.    Summary of Significant Accounting Policies.

        Leasing Operations. The Partnership's leasing operations currently consist of financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

        Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to three years. Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance and repairs of the leased equipment are charged to expense.

        The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting high technology equipment and competitive factors within the high technology marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $271,000, $0 and $0 ($.19, $0 and $0 per limited partnership unit) for the years ended December 31, 1996, 1995 and 1994, respectively).

        Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

        Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

        Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

        Non-Cash Investing Activities. During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized loss on available-for-sale securities which has been included in Other Assets of $770,000 and a gain of $998,000, respectively.

        Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.    Accounts Receivable.

        Accounts receivable consist of the following at December 31:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Lease payments                                     $  292    $  219
        General Partner and Affiliates                        105       105
        Interest                                               24        17
        Other                                                  36        52
                                                           ------    ------
                                                              457       393
        Less:  allowance for losses on
               accounts receivable                           (134)     (103)
                                                           ------    ------

          Total                                            $  323    $  290
                                                           ======    ======


Note 4.    Notes Receivable.

        Notes receivable consist of the following at December 31:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Notes receivable from emerging growth
          companies with stated interest ranging
          from 10% to 22% per annum, receivable
          in installments ranging from 30 to 49
          months, collateralized by the equipment
          financed.                                        $3,572    $4,259

        Notes receivable from other businesses with
          stated interest ranging from 15% to 16% per
          annum, receivable in installments ranging
          from 48 to 85 months, collateralized by the
          equipment financed.                               1,312       848
                                                           ------    ------
                                                            4,884     5,107
        Less: allowance for losses on notes receivable       (241)     (144)
                                                           ------    ------

           Total                                           $4,643    $4,963
                                                           ======    ======

        Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

        At December 31, 1996 and 1995, the recorded investment in notes that are considered to be impaired were $68,000 and $0, respectively, for which the related allowance for losses were $0. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 were approximately $23,000 and $0, respectively. The Partnership recognized interest income of $8,000 on impaired notes receivable during the year ended December 31, 1996.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Beginning balance                                  $  144    $   66
          Provision for losses                                 97        78
          Write downs                                        --         --
                                                           ------    ------
        Ending balance                                     $  241    $  144
                                                           ======    ======

Note 5.    Net Investment in Financing Leases.

        Equipment on lease consists primarily of furniture, fixtures, computer hardware and other capital equipment.

        The Partnership has entered into direct lease arrangements with franchised businesses, companies engaged in the development of technologies and other growth industry businesses such as the semiconductor, biotechnology, medical device, software, communications, data storage, computer, retail, hospitality and others, located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

        The net investment in financing leases consists of the following at December 31:

                                                           1996        1995
                                                         --------    --------
                                                        (Amounts in Thousands)

        Minimum lease payments to be received            $ 27,811    $ 31,395
        Less: unearned income                              (4,675)     (6,361)
              allowance for early terminations               (404)        (50)
                                                         --------    --------

        Net investment in financing leases               $ 22,732    $ 24,984
                                                         ========    ========

        Minimum rentals to be received on noncancelable financing leases for the years ended December 31, are as follows:
                                                               Financing
                                                               ---------
                                                         (Amounts in Thousands)

        1997...............................................    $ 12,285
        1998...............................................       8,577
        1999...............................................       5,113
        2000...............................................       1,594
        2001 and future....................................         242
                                                               --------

           Total                                               $ 27,811
                                                               ========


Note 6.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                           1996        1995
                                                         -------     -------
                                                        (Amounts in Thousands)

        Security deposits                                $   550     $   498
        Equipment lease operations                           408         319
        Other                                                 64          87
        Syndication costs                                     52          40
        General Partner and Affiliates                        51         298
                                                         -------     -------

           Total                                         $ 1,125     $ 1,242
                                                         =======     =======

Note 7.    Notes Payable.

        Notes payable consist of the following at December 31:

                                                           1996        1995
                                                         -------     -------
                                                        (Amounts in Thousands)

        Notes payable to banks, collateralized by
           all assets of the Partnership with variable
           rates of interest tied to the banks' base
           rate or IBOR rate, with payment terms of
           48 months.                                    $ 9,765     $14,494
                                                         =======     =======

        Principal payments due for the years ended December 31, are as follows:

                                                        (Amounts in Thousands)

        1997.............................................     $  5,750
        1998.............................................        2,890
        1999.............................................        1,104
        2000.............................................           21
                                                              --------

           Total.........................................     $  9,765
                                                              ========

        On November 15, 1994, the Partnership entered into a loan agreement pursuant to which it may borrow funds in the aggregate amount of up to $6,000,000 to finance or refinance the purchase of equipment and other personal property assets subject to lease. This commitment to loan funds terminated on December 31, 1996. As of December 31, 1996, $3,000,000 had been borrowed and was outstanding by the Partnership under this loan agreement.

        Interest on the notes payable is tied to various indexes. The weighted average interest rate for these notes is 7.95% at December 31, 1996. The terms of the Partnership's outstanding notes payable contain, among other covenants, requirements for maintaining certain financial ratios and restrictions on cash distributions to partners in the event of default.

        The amounts borrowed under the loan agreements are secured by any and all assets of the Partnership, whether now owned or hereafter acquired and regardless of whether such assets were acquired with funds borrowed pursuant to the loan agreement. The loan agreements impose certain restrictions regarding the Partnership's ability to borrow additional funds from other lenders, including a restriction requiring intercreditor agreements with respect to any such borrowings. In this regard, the respective lenders under the Partnership's loan agreements have entered into an intercreditor agreement relating to borrowings by the Partnership under the loan agreements.


Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

        The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                                Reported Amounts     Tax Basis    Net Difference
                                ----------------     ---------    --------------
                                             (Amounts in Thousands)
1996
----
        Assets                     $ 34,797           $ 30,073        $ 4,724
        Liabilities                  10,890             10,455            435

1995
----
        Assets                     $ 36,053           $ 31,328        $ 4,725
        Liabilities                  15,736             15,484            252

        The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the years ended December 31:

                                                          1996      1995
                                                        -------   -------
                                                      (Amounts in Thousands)

       Net income for financial reporting purposes      $ 1,973   $ 1,143

       Adjustments for tax purposes:
          Tax depreciation in excess of book             (7,859)   (8,119)
          Difference in rental income recognition         8,003     5,551
          Excess of book gain on sale of equipment
            over tax gain on sale of equipment              (34)     (389)
          Book valuation allowances not recognized
            for tax purposes                                488       448
          Other                                             (28)       (2)
                                                        -------   -------

       Net loss for federal income tax purposes         $ 2,543   $(1,368)
                                                        =======   =======


Note 9.    Related Entities.

        Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.   Net Income and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,399,791, 962,988 and 663,973 for the years ended December 31, 1996, 1995 and 1994, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


Note 11.   Reimbursed Costs to the General Partner and Affiliates.

        The General Partner and affiliates incur certain adminstrative costs such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner and affiliates are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

        The reimbursed costs to the General Partner are $537,000, $381,000 and $507,000 at December 31, 1996, 1995 and 1994, respectively.

        In addition, the General Partner will receive a management fee and an acquisition fee (see Note 1).

Note 12.   Fair Value of Financial Instruments.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Securities, Available-for-Sale
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

Notes Payable
The  carrying   amount  of  the   Partnership's   variable  rate  notes  payable
approximates fair value.

        The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                    Carrying
                                                     Amount       Fair Value
                                                     -------      ----------
                                                     (Amounts in Thousands)

1996
----
        Assets
           Cash and cash equivalents                 $ 5,134       $ 5,134
           Securities, available-for-sale                229           229
           Notes receivable                            4,643         4,951
        Liabilities
           Notes payable                               9,765         9,765

1995
----
        Assets
           Cash and cash equivalents                 $ 2,757       $ 2,757
           Securities, available-for-sale                998           998
           Notes receivable                            4,963         5,188
        Liabilities
           Notes payable                              14,494        14,494

 Note 13.  Subsequent Events.

        In January 1997, cash distributions of $36,000 and $414,000 were made to the General and Limited Partners, respectively.

Item 9.    Disagreements on Accounting and Financial Disclosure Matters.

        None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

        The registrant is a limited partnership and, therefore, has no executive officers or directors. The General Partner of the Registrant is Phoenix Leasing Associates III L.P., a California limited partnership, the Corporate General Partner of which is Phoenix Leasing Associates III, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated (PLI), a California corporation. The directors and executive officers of Phoenix Leasing Associates III, Inc. (PLA) are as follows:

        GUS CONSTANTIN, age 59, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLA III. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

        GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLA
III. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLA III. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated and subsidiaries and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

           Phoenix Leasing Cash Distribution Fund V, L.P.
           Phoenix Income Fund, L.P.
           Phoenix High Tech/High Yield Fund
           Phoenix Leasing Cash Distribution Fund IV
           Phoenix Leasing Cash Distribution Fund III
           Phoenix Leasing Cash Distribution Fund II
           Phoenix Leasing Income Fund VII
           Phoenix Leasing Income Fund VI
           Phoenix Leasing Growth Fund 1982 and
           Phoenix Leasing Income Fund 1977


Item 11.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.
        (A)                 (B)                               (C)                              (D)

                                                        Cash and cash-                    Aggregate of
Name of Individual      Capacities in                   equivalent forms                  contingent forms
or persons in group     which served                    of remuneration                   of remuneration
-------------------     -------------  -------------------------------------------------  ----------------
                                                  (C1)                    (C2)
                                                                 Securities or property
                                       Salaries, fees, directors insurance benefits or
                                       fees, commissions, and    reimbursement, personal
                                       bonuses                   benefits
                                       ------------------------- -----------------------
                                                      (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.   General Partner          $753(1)                  $0                    $0
                                                  ===                      =                     =

(1)  Consists of management and acquisition fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        (a)No  person  owns of  record,  or is  known by the  Registrant  to own
           beneficially,   more  than  five  percent  of  any  class  of  voting
           securities of the Registrant.

        (b)The General Partner or its affiliates owns the equity securities of the Registrant set forth in the following table:

             (1)                         (2)                           (3)
        Title of Class         Amount Beneficially Owned        Percent of Class
        --------------         -------------------------        ----------------

    General Partner Interest   Represents a 4% interest in             100%
                               the Registrant's profits and
                               distributions, until the Limited
                               Partners have recovered their
                               capital contributions plus a
                               cumulative return of 11% per
                               annum, compounded quarterly, on
                               the unrecovered portion thereof.
                               Thereafter, the General Partner
                               will receive 15% interest in the
                               Registrant's profits and
                               distributions.

    Limited Partner Interest   950 units                               .06


Item 13.   Certain Relationships and Related Transactions.

        None.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)     1. Financial Statements:

           Balance Sheets as of December 31, 1996 and 1995                12
           Statements of Operations for the year ended December
             31, 1996, 1995 and 1994                                      13
           Statements of Partners' Capital for the year ended
             December 31, 1996, 1995 and 1994                             14
           Statements of Cash Flows for the year ended December
             31, 1996, 1995 and 1994                                      15
           Notes to Financial Statements                               16-22

        2. Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts
             and Reserves                                                 27


        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)     Exhibits

        27.  Financial Data Schedule

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.,
                                         a California limited partnership
                                                  (Registrant)

                                  By: PHOENIX LEASING ASSOCIATES III L.P.,
                                      a California limited partnership,
                                      General Partner

                                      By: PHOENIX LEASING ASSOCIATES III, INC.,
                                          a Nevada corporation,
                                          General Partner



      Date: March 25, 1997        By: /S/  GUS CONSTANTIN
            --------------            ------------------------
                                      Gus Constantin, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                          Date
         ---------                     -----                          ----


/S/ GUS CONSTANTIN       President and a Director                 March 25, 1997
-----------------------  of Phoenix Leasing Associates III, Inc.  --------------
(Gus Constantin)


/S/ PARITOSH K. CHOKSI   Chief Financial Officer,                 March 25, 1997
-----------------------  Senior Vice President,                   --------------
(Paritosh K. Choksi)     Treasurer and a Director of
                         Phoenix Leasing Associates III, Inc.


/S/ BRYANT J. TONG       Senior Vice President,                   March 25, 1997
-----------------------  Financial Operations of                  --------------
(Bryant J. Tong)         (Principal Accounting Officer)
                         Phoenix Leasing Associates III, Inc.


/S/ GARY W. MARTINEZ     Senior Vice President and a Director of  March 25, 1997
-----------------------  Phoenix Leasing Associates III, Inc.     --------------
(Gary W. Martinez)


/S/ MICHAEL K. ULYATT    Partnership Controller                   March 25, 1997
-----------------------  of Phoenix Leasing Incorporated          --------------
(Michael K. Ulyatt)      (Parent Company)




                                 PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                                  SCHEDULE II
                                            (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E          COLUMN F
        Classification            Balance at       Charged to      Charged to        Deductions        Balance at
                                 Beginning of       Expense          Revenue                             End of
                                    Period                                                               Period
------------------------------  --------------- ----------------  -------------  ------------------- --------------

Year ended December 31, 1994
  Allowance for losses on accounts
    receivable                       $   0            $ 38            $ 0              $   0              $  38
  Allowance for losses on notes
    receivable                           0              66              0                  0                 66
                                     -----            ----            ---              -----              -----

    Totals                           $   0            $104            $ 0              $   0              $ 104
                                     =====            ====            ===              =====              =====


Year ended December 31, 1995
  Allowance for losses on accounts
    receivable                       $  38            $ 75            $ 0              $  10              $ 103
  Allowance for early termination,
    financing leases                     0             305              0                255                 50
  Allowance for losses on notes
    receivable                          66              78              0                  0                144
                                     -----            ----            ---              -----              -----

    Totals                           $ 104            $458            $ 0              $ 265              $ 297
                                     =====            ====            ===              =====              =====


Year ended December 31, 1996
  Allowance for losses on accounts
    receivable                       $ 103            $ 36            $ 0              $   5              $ 134
  Allowance for early termination,
    financing leases                    50             354              0                  0                404
  Allowance for losses on notes
    receivable                         144              97              0                  0                241
                                     -----            ----            ---              -----              -----

    Totals                           $ 297            $487            $ 0              $   5              $ 779
                                     =====            ====            ===              =====              =====
