Form 10QSB
period 1997-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1997-05-14
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-25278
                                                -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

          California                                       68-0293258
-----------------------------                 ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

1,587,578 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     March 31,    December 31,
                                                       1997          1996
                                                    ----------    ----------
ASSETS

Cash and cash equivalents                           $    6,244    $    5,134

Accounts receivable (net of allowance for
   losses on accounts receivable of $131
   and $134 at March 31, 1997 and December
   31, 1996, respectively)                                 321           323

Notes receivable (net of allowance for losses
   on notes receivable of $241 at March 31,
   1997 and December 31, 1996)                           4,027         4,643

Net investment in financing leases (net of
   allowance for early terminations of $404
   at March 31, 1997 and December 31, 1996)             20,349        22,732

Capitalized acquisition fees (net of accumulated
   amortization of $1,073 and $902 at March 31,
   1997 and December 31, 1996, respectively)               991         1,111

Other assets                                               810           854
                                                    ----------    ----------

     Total Assets                                   $   32,742    $   34,797
                                                    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses            $    1,272    $    1,125

   Notes payable                                         8,327         9,765
                                                    ----------    ----------

     Total Liabilities                                   9,599        10,890
                                                    ----------    ----------

Partners' Capital

   General Partner                                          18            17

   Limited Partners, 2,500,000 units authorized,
      1,603,335 units issued and 1,587,578 and
      1,588,681 units outstanding at March 31,
      1997 and December 31, 1996, respectively          22,890        23,662

   Unrealized gain on marketable securities
      available-for-sale                                   235           228
                                                    ----------    ----------

     Total Partners' Capital                            23,143        23,907
                                                    ----------    ----------

     Total Liabilities and Partners' Capital        $   32,742    $   34,797
                                                    ==========    ==========


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                       Three  Months Ended
                                                             March 31,
                                                         1997        1996
                                                       -------     -------
INCOME

   Earned income, financing leases                     $   817     $ 1,058
   Interest income, notes receivable                       283         221
   Gain on sale of securities                             --           632
   Other income                                             94          61
                                                       -------     -------

     Total Income                                        1,194       1,972
                                                       -------     -------


EXPENSES

   Depreciation and amortization                           347         193
   Amortization of acquisition fees                        171         139
   Lease related operating expenses                         51          30
   Management fees to General Partner                      101         104
   Reimbursed administrative costs to General Partner      104          55
   Interest expense                                        196         307
   Provision for losses on receivables                    --            93
   General and administrative expenses                      72          48
                                                       -------     -------

     Total Expenses                                      1,042         969
                                                       -------     -------

NET INCOME                                             $   152     $ 1,003
                                                       =======     =======



NET INCOME PER LIMITED PARTNERSHIP UNIT                $   .07     $   .79
                                                       =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT             $   .55     $   .53
                                                       =======     =======

ALLOCATION OF NET INCOME:
     General Partner                                   $    37     $    36
     Limited Partners                                      115         967
                                                       -------     -------

                                                       $   152     $ 1,003
                                                       =======     =======


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                         1997        1996
                                                       -------     -------

Operating Activities:

   Net income                                          $   152     $ 1,003

   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation and amortization                       347         193
       Amortization of acquisition fees                    171         139
       Equity in earnings from joint ventures, net          (8)        (11)
       Loss (gain) on sale of equipment                     67         (58)
       Gain on sale of securities                         --          (632)
       Provision for early termination,
        financing leases                                  --            93
       Decrease in accounts receivable                       2          74
       Increase in accounts payable and
        accrued expenses                                   114          52
       Decrease in other assets                             25          12
                                                       -------     -------

       Net cash provided by operating activities           870         865
                                                       -------     -------

Investing Activities:

   Principal payments, financing leases                  2,609       1,902
   Principal payments, notes receivable                  1,212         851
   Distributions from joint ventures                        19          29
   Proceeds from sale of equipment                          67         590
   Proceeds from sale of securities                       --           648
   Investment in financing leases                         (691)     (3,388)
   Investment in notes receivable                         (596)       (443)
   Investment in securities                               --           (16)
   Payment of acquisition fees                             (18)       (250)
                                                       -------     -------

Net cash provided (used) by investing activities         2,602         (77)
                                                       -------     -------

Financing Activities:

   Partners' contributions                                --         1,677
   Proceeds from notes payable                            --         1,000
   Payments of principal, notes payable                 (1,438)     (1,417)
   Syndication costs                                      --          (224)
   Redemptions of capital                                  (14)        (96)
   Distributions to partners                              (910)       (682)
                                                       -------     -------

Net cash provided (used) by financing activities        (2,362)        258
                                                       -------     -------
Increase in cash and cash equivalents                    1,110       1,046
Cash and cash equivalents, beginning of  period          5,134       2,757
                                                       -------     -------
Cash and cash equivalents, end of period               $ 6,244     $ 3,803
                                                       =======     =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                      $   184     $   295


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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Notes Receivable.

          At March 31, 1997, the recorded investment in notes that are considered to be impaired was $68,000 for which there was no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $68,000.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                    1997         1996
                                                  -------       ------
                                                 (Amounts in Thousands)

         Beginning balance                        $   241       $  144
              Provision for losses                     -            -
              Write downs                              -            -
                                                  -------       ------
         Ending balance                           $   241       $  144
                                                  =======       ======

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,587,990 and 1,230,568 for the three months ended March 31, 1997 and 1996, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. The Partnership concluded its public offering on October 6, 1996 and has sold 1,603,335 units of limited partnership interest, resulting in total capital contributions of $32,067,000 as of March 31, 1997.

         The Partnership reported net income of $152,000 during the three months ended March 31, 1997, as compared to net income of $1,003,000 during the same period in 1996. The decrease in net income is primarily due to a decrease in earned income from financing leases and a decrease in gain on sale of securities.

         Total revenues decreased during the three months ended March 31, 1997, as compared to the same period in 1996 due to the absence of a gain on the sale of securities and a decrease in earned income from financing leases. The gain on the sale of securities of $632,000, during the three months ended March 31, 1996, was due to the exercise and sale of stock warrants held by the Partnership. There was no comparable sales of stock warrants during the period ended March 31, 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of March 31, 1997, the Partnership had remaining investments in stock warrants with unrealized gains of $235,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Earned income from financing leases decreased by $241,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $20,349,000 at March 31, 1997, as compared to $22,732,000 at March 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Total expenses are comprised primarily of interest expense on outstanding borrowings, depreciation and amortization. Interest expense decreased by $111,000 during the three months ended March 31, 1997 as compared 1996. The increase in depreciation expense of $154,000 during 1997, as compared to 1996, was due to payment defaults of certain financing leases that have been reclassified to equipment and are being depreciated over their remaining estimated useful life. The increase in amortization of acquisition fees of $32,000 during the three months ended March 31, 1997, as compared to the same period in the previous year, is attributable to an increase in the equipment lease and note portfolio. These fees are amortized over the estimated useful life of the equipment acquired and notes funded. The Partnership reported small increases in most other expense categories during 1997 as compared to 1996. The Partnership did not book any additional allowance for losses on receivables during the three months ended March 31, 1997 due to the fact that a sufficient allowance exists.

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

         The Partnership reported net cash from leasing and financing activities of $4,691,000 during the three months ended March 31, 1997, as compared to $3,618,000 during the same period in 1996. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

          As of March 31, 1997, the Partnership had acquired leased equipment with an aggregate original cost of $43 million and invested $9 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $37.2 million in leased equipment and $7 million in notes receivable at March 31, 1996.

         The Partnership owned equipment held for lease with an original cost of $2,101,000 and a net book value of $679,000 at March 31, 1997, as compared to $1,888,000 and $891,000 respectively at March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease. This line of credit is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of March 31, 1997, the Partnership had repaid approximately $13.3 million of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of March 31, 1997, the Partnership had borrowed $3 million under this loan agreement, approximately $1.3 million of which has been repaid.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $1,438,000 on its outstanding debt during the three months ended March 31, 1997, as compared to $1,417,000 during the three months ended March 31, 1996.

         The cash distributed to partners during the three months ended March 31, 1997 was $910,000, as compared to $682,000 during the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $873,000 and $656,000 in cash distributions during the three months ended March 31, 1997 and 1996, respectively. The total cumulative cash distributions to limited partners as of March 31, 1997 was $7,523,000, as compared to $3,187,000 at March 31, 1996. The General Partner received $37,000 and $26,000 during the three months ended March 31, 1997 and 1996, respectively.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 1997

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


                              PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                              -------------------------------------------
                                              (Registrant)

                               BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                    a California limited partnership
                                    Corporate General Partner

                                    BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                         a Nevada corporation
                                         Corporate General Partner


       Date                     Title                          Signature
       ----                     -----                          ---------


  May 13, 1997      Chief Financial Officer,             /S/ PARITOSH K. CHOKSI
----------------    Senior Vice President,               ----------------------
                    Treasurer and a Director of          (Paritosh K. Choksi)
                    Phoenix Leasing Associates III, Inc.


  May 13, 1997      Senior Vice President,               /S/ BRYANT J. TONG
----------------    Financial Operations of              ----------------------
                    (Principal Accounting Officer)       (Bryant J. Tong)
                    Phoenix Leasing Associates III, Inc.


  May 13, 1997      Senior Vice President                /S/ GARY W. MARTINEZ
----------------    and a Director of                    ----------------------
                    Phoenix Leasing Associates III, Inc. (Gary W. Martinez)


  May 13, 1997      Partnership Controller of            /S/ MICHAEL K. ULYATT
----------------    Phoenix Leasing Incorporated         ----------------------
                    (Parent Company)                     (Michael K. Ulyatt)