Form 10QSB
period 1997-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1997-08-13
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-25278
                                                -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0293258
-------------------------------               ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                          Yes __X__                    No _____

1,580,378 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                          Yes _____                    No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                    June 30,      December 31,
                                                     1997             1996
                                                     ----             ----
ASSETS

Cash and cash equivalents                           $ 2,164        $ 5,134

Accounts receivable (net of allowance for
  losses on accounts receivableof $124 and
  $134 at June 30, 1997 and December 31,
  1996, respectively)                                   312            323

Notes receivable (net of allowance for
  losses on notes receivable of $266 and
  $241 at June 30, 1997 and December 31,
  1996, respectively)                                 7,617          4,643

Net investment in financing leases (net of
  allowance for early terminations of $385
  and $404 at June 30, 1997 and December 31,
  1996, respectively)                                18,553         22,732

Capitalized acquisition fees (net of
  accumulated amortization of $1,210 and
  $902 atJune 30, 1997 and December 31,
  1996, respectively)                                 1,062          1,111

Other assets                                            768            854
                                                    -------        -------

     Total Assets                                   $30,476        $34,797
                                                    =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses            $ 1,305        $ 1,125

   Notes payable                                      6,890          9,765
                                                    -------        -------

     Total Liabilities                                8,195         10,890
                                                    -------        -------

Partners' Capital

   General Partner                                       18             17

   Limited Partners, 2,500,000 units
     authorized, 1,603,335 units issued
     and 1,580,378 and 1,588,681 units
     outstanding at June 30, 1997 and
     December 31, 1996, respectively                 21,971         23,662

   Unrealized gain on marketable securities
     available-for-sale                                 292            228
                                                    -------        -------

     Total Partners' Capital                         22,281         23,907
                                                    -------        -------

     Total Liabilities and Partners' Capital        $30,476        $34,797
                                                    =======        =======







        The accompanying notes are an integral part of these statements.


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                             1997         1996           1997          1996
                                                             ----         ----           ----          ----
INCOME

   Earned income, financing leases                           $  982        $1,069        $1,799        $2,127
   Interest income, notes receivable                            230           190           513           411
   Gain on sale of securities                                  --             564          --           1,196
   Other income                                                 104            65           198           127
                                                             ------        ------        ------        ------

     Total Income                                             1,316         1,888         2,510         3,861
                                                             ------        ------        ------        ------

EXPENSES

   Depreciation and amortization                                360           241           707           434
   Amortization of acquisition fees                             136           116           308           254
   Lease related operating expenses                              58            39           108            69
   Management fees to General Partner                            81            90           182           194
   Reimbursed administrative costs to General Partner           115            93           218           148
   Interest expense                                             175           286           372           594
   Provision for losses on receivables                          215            93           215           186
   General and administrative expenses                           80            34           152            83
                                                             ------        ------        ------        ------

     Total Expenses                                           1,220           992         2,262         1,962
                                                             ------        ------        ------        ------

NET INCOME                                                   $   96        $  896        $  248        $1,899
                                                             ======        ======        ======        ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                          $  .04        $  .62        $  .11        $ 1.41
                                                             ======        ======        ======        ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                          $  .55        $ 1.01        $ 1.10        $ 1.54
                                                             ======        ======        ======        ======

ALLOCATION OF NET INCOME:
   General Partner                                           $   38        $   62        $   75        $   98
   Limited Partners                                              58           834           173         1,801
                                                             ------        ------        ------        ------

                                                             $   96        $  896        $  248        $1,899
                                                             ======        ======        ======        ======



           The  accompanying  notes  are an  integral  part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                        1997           1996
                                                        ----           ----
Operating Activities:
   Net income                                       $     248     $    1,899
   Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                      707            434
       Amortization of acquisition fees                   308            254
       Equity in earnings from joint ventures, net        (14)           (21)
       Gain on sale of equipment                          (20)           (65)
       Gain on sale of securities                         -           (1,196)
       Provision for early termination,
         financing leases                                 136            186
       Provision for losses on notes receivable            79            -
       Decrease  in accounts receivable                    11             57
       Increase in accounts payable and
         accrued expenses                                  37             29
       Decrease in other assets                            93             24
                                                    ---------     ----------

Net cash provided by operating activities               1,585          1,601
                                                    ---------     ----------

Investing Activities:
   Principal payments, financing leases                 5,044          4,156
   Principal payments, notes receivable                 1,658          1,148
   Distributions from joint ventures                       40             43
   Proceeds from sale of equipment                        100            720
   Proceeds from sale of securities                       -            1,212
   Investment in financing leases                      (1,758)        (4,335)
   Investment in notes receivable                      (4,711)          (806)
   Investment in securities                               -              (16)
   Payment of acquisition fees                           (116)          (401)
                                                    ----------    -----------

Net cash provided by investing activities                 257          1,721
                                                    ---------     ----------

Financing Activities:
   Partners' contributions                                -            3,835
   Proceeds from notes payable                            -            1,000
   Payments of principal, notes payable                (2,875)        (2,792)
   Syndication costs                                      -             (539)
   Redemptions of capital                                (119)          (112)
   Distributions to partners                           (1,818)        (2,044)
                                                    ----------    -----------

Net cash used by financing activities                  (4,812)          (652)
                                                    ----------    -----------

Increase (decrease) in cash and
  cash equivalents                                    (2,970)         2,670

Cash and cash equivalents, beginning
  of period                                             5,134          2,757
                                                    ---------     ----------

Cash and cash equivalents, end of period            $   2,164     $    5,427
                                                    =========     ==========

Supplemental Cash Flow Information:
   Cash paid for interest expense                   $     348     $      554


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

Note 4.       Notes Receivable.

          At June 30, 1997, the recorded investment in notes that are considered to be impaired was $47,000 for which there was no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $57,000.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                     1997             1996
                                                     ----             ----
                                                     (Amounts in Thousands)

         Beginning balance                         $   241           $  144
              Provision for losses                      79              -
              Write downs                              (54)             -
                                                   -------           ------
         Ending balance                            $   266           $  144
                                                   =======           ======

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,585,695 and 1,275,983 for the six months ended June 30, 1997 and 1996, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. The Partnership concluded its public offering on October 6, 1996 and has sold 1,603,335 units of limited partnership interest, resulting in total capital contributions of $32,067,000 as of June 30, 1997.

         The Partnership reported net income of $96,000 and $248,000 during the three and six months ended June 30, 1997, respectively, as compared to net income of $896,000 and $1,899,000 during the same periods in 1996. The decrease in net income is primarily due to a decrease in gain on sale of securities.

         Total revenues decreased by $572,000 and $1,351,000 during the three and six months ended June 30, 1997, as compared to the same periods in 1996 due to the absence of a gain on the sale of securities and a decrease in earned income from financing leases. The gain on the sale of securities of $564,000 and $1,196,000, during the three and six months ended June 30, 1996, was due to the exercise and sale of stock warrants held by the Partnership. There was no comparable sales of stock warrants during the period ended June 30, 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of June 30, 1997, the Partnership had remaining investments in stock warrants with unrealized gains of $292,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Earned income from financing leases decreased by $87,000 and $328,000 during the three and six months ended June 30, 1997, as compared to the same periods in 1996. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The
Partnership's net investment in financing leases was $18,553,000 at June 30, 1997, as compared to $22,964,000 at June 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Total expenses increased by $228,000 and $300,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year. The Partnership reported an increase in most expense items for both the three and six months ended June 30, 1997, compared to the same periods in 1996. The increase in depreciation and amortization of $119,000 and $273,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the previous year, contributed the most significant increase to total expenses. The increase in depreciation expense is due to defaults of certain financing leases that have been reclassified to equipment and are being depreciated over their remaining estimated useful life. Additionally, the Partnership booked additional allowance for losses on receivables of $215,000 for the quarter ended June 30, 1997, compared to $93,000 for the same period in 1996, which also contributed to increasing total expenses for the period.

         The decrease in interest expense of $111,000 and $222,000 during the three and six months ended June 30, 1997, respectively, as compared 1996, partially offset the increase in expenses attributable to the factors previously discussed. The decrease in interest expense is a result of a decline in the Partnership's outstanding debt. As of June 30, 1997, the Partnership's outstanding notes payable balance is $6,890,000 compared to $12,702,000 as of June 30, 1996.

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

         The Partnership reported net cash from leasing and financing activities of $8,287,000 during the six months ended June 30, 1997, as compared to $6,905,000 during the same period in 1996. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

          As of June 30, 1997, the Partnership had acquired leased equipment with an aggregate original cost of $44 million and invested $13 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $38 million in leased equipment and $7 million in notes receivable at June 30, 1996.

         The Partnership owned equipment held for lease with an original cost of $2,502,000 and a net book value of $455,000 at June 30, 1997, as compared to $1,635,000 and $766,000 respectively at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease. This line of credit is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of June 30, 1997, the Partnership had repaid approximately $14.5 million of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of June 30, 1997, the Partnership had borrowed $3 million under this loan agreement, approximately $1.5 million of which has been repaid.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $2,875,000 on its outstanding debt during the six months ended June 30, 1997, as compared to $2,792,000 during the six months ended June 30, 1996.

         The cash distributed to partners during the six months ended June 30, 1997 was $1,818,000, as compared to $2,044,000 during the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,745,000 and $1,964,000 in cash distributions during the six months ended June 30, 1997 and 1996, respectively. The total cumulative cash distributions to limited partners as of June 30, 1997 was $8,395,000, as compared to $4,495,000 at June

30, 1996. The General Partner received $73,000 and $80,000 during the six months ended June 30, 1997 and 1996, respectively.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

 .
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                  June 30, 1997

                           Part II. Other Information.


Item 1.     Legal Proceedings.  Inapplicable

Item 2.     Changes in Securities.  Inapplicable

Item 3.     Defaults Upon Senior Securities.  Inapplicable

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.     Other Information.  Inapplicable

Item 6.     Exhibits and Reports on 8-K:

            a)  Exhibits:

                (27)    Financial Data Schedule

            b)  Reports on 8-K:

                One report, dated June 16, 1997, on Form 8-K was filed during the quarter ending June 30, 1997, pursuant to Item 4 and Item 7 of that form. No financial statements were filed as part of that report.

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


                             PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                             -------------------------------------------
                                             (Registrant)

                                BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                     a California limited partnership
                                     Corporate General Partner

                                     BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                          a Nevada corporation
                                          Corporate General Partner


     Date               Title                                    Signature
     ----               -----                                    ---------

August 13, 1997   Senior Vice President                   /S/ GARY W. MARTINEZ
---------------   and a Director of                       ----------------------
                  Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



August 13, 1997   Chief Financial Officer,                /S/ PARITOSH K. CHOKSI
---------------   Senior Vice President,                  ----------------------
                  Treasurer and a Director of             (Paritosh K. Choksi)
                  Phoenix Leasing Associates III, Inc.


August 13, 1997   Senior Vice President,                  /S/ BRYANT J. TONG
---------------   Financial Operations of                 ----------------------
                  (Principal Accounting Officer)          (Bryant J. Tong)
                  Phoenix Leasing Associates III, Inc.


August 13, 1997   Partnership Controller of               /S/ MICHAEL K. ULYATT
---------------   Phoenix Leasing Incorporated            ----------------------
                  (Parent Company)                        (Michael K. Ulyatt)