Form 10QSB
period 1997-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1997-11-12
CIK 898628

Page 1 of 11


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-25278
                                                -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

             California                                  68-0293258
-----------------------------------           ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                              Yes _X_    No ___

1,579,878 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                              Yes ___    No _X_

                                                                    Page 2 of 11

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                                                    September 30,   December 31,
                                                                                        1997           1996
                                                                                        ----           ----
ASSETS

Cash and cash equivalents                                                             $ 2,435        $ 5,134

Accounts receivable (net of allowance for losses on accounts receivable
   of $192 and $134 at September 30, 1997 and December 31, 1996, respectively)            264            323

Notes receivable (net of allowance for losses on notes receivable of $307
   and $241 at September 30, 1997 and December 31, 1996, respectively)                  8,024          4,643

Net investment in financing leases (net of allowance for early terminations
   of $356 and $404 at September 30, 1997 and December 31, 1996, respectively)         15,909         22,732

Capitalized acquisition fees (net of accumulated amortization of $1,356 and
   $902 at September 30, 1997 and December 31, 1996, respectively)                        972          1,111

Other assets                                                                              832            854
                                                                                      -------        -------
     Total Assets                                                                     $28,436        $34,797
                                                                                      =======        =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                              $ 1,337        $ 1,125

   Notes payable                                                                        5,452          9,765
                                                                                      -------        -------
     Total Liabilities                                                                  6,789         10,890
                                                                                      -------        -------
Partners' Capital

   General Partner                                                                         20             17

   Limited Partners,  2,500,000 units authorized, 1,603,335 units issued and
      1,579,878 and 1,588,681 units outstanding at
     September 30, 1997 and December 31, 1996, respectively                            21,236         23,662

   Unrealized gain on marketable securities available-for-sale                            391            228
                                                                                      -------        -------
     Total Partners' Capital                                                           21,647         23,907
                                                                                      -------        -------
     Total Liabilities and Partners' Capital                                          $28,436        $34,797
                                                                                      =======        =======

        The accompanying notes are an integral part of these statements.

                                                                    Page 3 of 11

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                          Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                           1997       1996       1997       1996
                                                           ----       ----       ----       ----
INCOME

   Earned income, financing leases                        $  856     $1,020     $2,656     $3,147
   Interest income, notes receivable                         353        182        865        593
   Gain on sale of securities                                  5       --            5      1,196
   Other income                                               49        106        248        233
                                                          ------     ------     ------     ------
     Total Income                                          1,263      1,308      3,774      5,169
                                                          ------     ------     ------     ------
EXPENSES

   Depreciation and amortization                             352        291      1,059        724
   Amortization of acquisition fees                          146        110        454        364
   Lease related operating expenses                           30         28        138         98
   Management fees to General Partner                         88         73        270        268
   Reimbursed administrative costs to General Partner         82         55        300        203
   Interest expense                                          147        260        519        854
   Provision for losses on receivables                       169        123        385        308
   General and administrative expenses                        70         44        222        126
                                                          ------     ------     ------     ------
     Total Expenses                                        1,084        984      3,347      2,945
                                                          ------     ------     ------     ------
NET INCOME                                                $  179     $  324     $  427     $2,224
                                                          ======     ======     ======     ======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                       $  .09     $  .16     $  .20     $ 1.57
                                                          ======     ======     ======     ======
DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                       $  .55     $  .51     $ 1.65     $ 2.05
                                                          ======     ======     ======     ======
ALLOCATION OF NET INCOME:
   General Partner                                        $   37     $   33     $  112     $  132
   Limited Partners                                          142        291        315      2,092
                                                          ------     ------     ------     ------
                                                          $  179     $  324     $  427     $2,224
                                                          ======     ======     ======     ======

        The accompanying notes are an integral part of these statements.

                                                                    Page 4 of 11

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                         1997        1996
                                                                         ----        ----
Operating Activities:
   Net income                                                          $   427     $ 2,224
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     1,059         724
       Amortization of acquisition fees                                    454         364
       Equity in earnings from joint ventures, net                         (21)        (30)
       Gain on sale of equipment                                           (54)        (68)
       Gain on sale of securities                                           (5)     (1,196)
       Provision for early termination, financing leases                   196         273
       Provision for losses on notes receivable                            120        --
       Provision for losses on accounts receivable                          69          36
       Increase in accounts receivable                                     (10)        (19)
       Increase (decrease) in accounts payable and accrued expenses         91         (26)
       Decrease in other assets                                            104          73
                                                                       -------     -------
Net cash provided by operating activities                                2,430       2,355
                                                                       -------     -------
Investing Activities:
   Principal payments, financing leases                                  7,581       6,239
   Principal payments, notes receivable                                  2,240       1,537
   Distributions from joint ventures                                        62          64
   Proceeds from sale of equipment                                         193         720
   Proceeds from sale of securities                                       --         1,212
   Investment in financing leases                                       (2,107)     (6,082)
   Investment in notes receivable                                       (5,741)       (970)
   Investment in securities                                               --           (16)
   Payment of acquisition fees                                            (194)       (478)
                                                                       -------     -------
Net cash provided by investing activities                                2,034       2,226
                                                                       -------     -------
Financing Activities:
   Partners' contributions                                                --         7,256
   Proceeds from notes payable                                            --         1,000
   Payments of principal, notes payable                                 (4,313)     (4,292)
   Syndication costs                                                      --        (1,027)
   Redemptions of capital                                                 (126)       (150)
   Distributions to partners                                            (2,724)     (2,839)
                                                                       -------     -------
Net cash used by financing activities                                   (7,163)        (52)
                                                                       -------     -------
Increase (decrease) in cash and cash equivalents                        (2,699)      4,529

Cash and cash equivalents, beginning of period                           5,134       2,757
                                                                       -------     -------
Cash and cash equivalents, end of period                               $ 2,435     $ 7,286
                                                                       =======     =======
Supplemental Cash Flow Information:
   Cash paid for interest expense                                      $   482     $   818

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

Note 4.       Notes Receivable.

          At September 30, 1997, the recorded investment in notes that are considered to be impaired was $47,000, for which the related allowance for losses is $22,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $54,000 and $8,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                1997           1996
                                                ----           ----
                                              (Amounts in Thousands)

            Beginning balance                  $ 241           $ 144
                 Provision for losses            120            --
                 Write downs                     (54)           --
                                               -----           -----
            Ending balance                     $ 307           $ 144
                                               =====           =====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,583,894 and 1,336,372 for the nine months ended September 30, 1997 and 1996, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.       Subsequent Events.

         In October 1997, the Partnership received proceeds from the sale of securities of $455,000. The securities sold consisted of common stock of an emerging growth companies. The common stock was received through the exercise of stock warrants granted to the Partnership as part of a financing agreement.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. The Partnership concluded its public offering on October 6, 1996 and has sold 1,603,335 units of limited partnership interest, resulting in total capital contributions of $32,067,000.

         The Partnership reported net income of $179,000 and $427,000 during the three and nine months ended September 30, 1997, respectively, as compared to net income of $324,000 and $2,224,000 during the same periods in 1996. The decrease in net income is primarily due to a decrease in earned income from financing leases. The decline in gain on sale of securities also was a factor in the decrease in net income for the nine months ended September 30, 1997, compared to the same period in the previous year.

         Total revenues decreased by $45,000 and $1,395,000 during the three and nine months ended September 30, 1997, as compared to the same periods in 1996, due to a decrease in earned income from financing leases. Earned income from financing leases decreased by $164,000 and $491,000 during the three and nine months ended September 30, 1997, as compared to the same periods in 1996. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $15.9 million at September 30, 1997, as compared to $23.2 million at September 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Another factor contributing to the decline in total revenues for the nine months ended September 30, 1997, compared to 1996, is the decrease in gain on sale of securities of $1,191,000. The gain on sale of securities recognized during the nine months ended September 30, 1996 was due to the exercise and sale of stock warrants held by the Partnership, in which $1,212,000 of proceeds was received. There was no comparable sales of stock warrants during the period ended September 30, 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of September 30, 1997, the Partnership had remaining investments in stock warrants with unrealized gains of $391,000, compared to $228,000 at September 30, 1996. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decrease in earned income from financing leases for the three and nine months ended September 30, 1997, and the decrease in gain on sale of securities for the nine months ended September 30, 1997, were partially offset by an increase in interest income from notes receivable. Interest income from notes receivable increased by $171,000 and $272,000 for the three and nine months ended September 30, 1997, compared to the same periods in the previous year. This increase in interest income is attributable to new investments made during 1997.

         Total expenses increased by $100,000 and $402,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year. The Partnership reported an increase in most expense items for both the three and nine months ended September 30, 1997, compared to the same periods in 1996. The increase in depreciation and amortization of $61,000 and $335,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the previous year, contributed the most significant increase to total expenses. The increase in depreciation expense is due to defaults of certain financing leases that have been reclassified to equipment and are being depreciated over their remaining estimated useful life.

         The decrease in interest expense of $113,000 and $335,000 during the three and nine months ended September 30, 1997, respectively, as compared 1996, partially offset the increase in expenses attributable to the factor previously discussed. The decrease in interest expense is a result of a decline in the Partnership's outstanding debt. As of September 30, 1997, the Partnership's outstanding notes payable balance is $5,452,000 compared to $11,202,000 as of September 30, 1996.

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

         The Partnership reported net cash from leasing and financing activities of $12,251,000 during the nine months ended September 30, 1997, as compared to $10,131,000 during the same period in 1996. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable. During the nine months ended September 30, 1997, the Partnership has made new investment in leased equipment of $2,107,000 compared to $6,082,000 in 1996, as well as new investments in notes receivable of $5,741,000 during 1997 compared to $970,000 in 1996.

          As of September 30, 1997, the Partnership had acquired leased equipment with an aggregate original cost of $44.4 million and invested $14.1 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $39.9 million in leased equipment and $7.6 million in notes receivable at September 30, 1996.

         The Partnership received proceeds from the sale of equipment of $193,000 for the nine months ended September 30, 1997, compared to $720,000 for the same period in the previous year. The net book value of the equipment sold during the nine months ended September 30, 1997 was $139,000, compared to $652,000 for the equipment sold in 1996.

         The Partnership owned equipment held for lease with an original cost of $2,515,000 and a net book value of $318,000 at September 30, 1997, as compared to $2,440,000 and $1,301,000, respectively, at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease. This line of credit is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of June 30, 1997, the Partnership had repaid approximately $15.8 million of this loan.

         The  Partnership  entered into a second line of credit in the amount of

$6 million on November 15, 1994 with another bank. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. On June 25, 1996, the bank agreed to an extension of the commitment termination date under the agreement from June 30, 1996 to December 31, 1996. As of September 30, 1997, the Partnership had borrowed $3 million under this loan agreement, approximately $1.7 million of which has been repaid.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $4,313,000 on its outstanding debt during the nine months ended September 30, 1997, as compared to $4,292,000 during the nine months ended September 30, 1996.

         The cash distributed to partners during the nine months ended September 30, 1997 was $2,724,000, as compared to $2,839,000 during the same period in
1996. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,615,000 and $2,729,000 in cash distributions during the nine months ended September 30, 1997 and 1996, respectively. The total cumulative cash distributions to limited partners as of September 30, 1997 was $9,265,000, as compared to $5,260,000 at September 30, 1996. The General Partner received $109,000 and $110,000 during the nine months ended September 30, 1997 and 1996, respectively.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

 .
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 1997

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.  Inapplicable

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

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


                           PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                           -------------------------------------------
                                          (Registrant)

                             BY:  PHOENIX LEASING ASSOCIATES III, L.P.
                                  a California limited partnership
                                  Corporate General Partner

                                  BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                       a Nevada corporation
                                       Corporate General Partner


      Date                       Title                          Signature
      ----                       -----                          ---------


November 12, 1997   Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------   and a Director of                     ---------------------
                    Phoenix Leasing Associates III, Inc.  (Gary W. Martinez)



November 12, 1997   Chief Financial Officer,              /S/ PARITOSH K. CHOKSI
-----------------   Senior Vice President,                ----------------------
                    Treasurer and a Director of           (Paritosh K. Choksi)
                    Phoenix Leasing Associates III, Inc.


November 12, 1997   Senior Vice President,                /S/ BRYANT J. TONG
-----------------   Financial Operations of               ----------------------
                    (Principal Accounting Officer)        (Bryant J. Tong)
                    Phoenix Leasing Associates III, Inc.