Form 10KSB
period 1997-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1998-03-30
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-25278


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                     68-0293258
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California            94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                    No
                            -------                     -------

The Registrant's revenue for its most recent fiscal year was $5,633,000.

As of December 31, 1997, 1,578,705 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.  Business..........................................................   3
Item 2.  Properties........................................................   4
Item 3.  Legal Proceedings.................................................   5
Item 4.  Submission of Matters to a Vote of Security Holders...............   5


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security
           Holder Matters..................................................   5
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   6
Item 7.  Financial Statements and Supplementary Data.......................   9
Item 8.  Disagreements on Accounting and Financial Disclosure Matters......  22


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant................  22
Item 10. Executive Compensation............................................  23
Item 11. Security Ownership of Certain Beneficial Owners and Management....  23
Item 12. Certain Relationships and Related Transactions....................  24


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  24


Signatures.................................................................  25

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

         From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $61,012,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.88%. The average initial firm term of contractual payments from loans was 46 months and the weighted average interest was 16.34%.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $47,649,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in a joint venture, at December 31, 1997:
                                                              Percentage of
     Asset Types                       Cost of Assets(1)       Total Assets
-----------------------              --------------------     -------------
                                    (Amounts in Thousands)

Equipment:
Computer Hardware                        $   12,519                26%
Furniture and Fixtures                        5,735                12
Lab Test Equipment                            4,721                10
Leasehold Improvements                        3,519                 7
Commercial Equipment                          2,706                 6
Miscellaneous Equipment                       2,424                 5
Manufacturing Equipment                       1,176                 2
Communications Equipment                        781                 2
Software                                        791                 2
                                         ----------            -------

     Total Equipment                         34,372                72

Financing:
Financing to Emerging Growth Companies        9,793                21
Financing to Other Businesses                 3,484                 7
                                         ----------            ------

     Total Financing                         13,277                28
                                         ----------            ------

         Total Assets                    $   47,649               100%
                                         ==========            ======

(1) These amounts include the Partnership's pro rata interest in a financing joint venture of $290,000 and cost of equipment on financing leases of $29,038,000 at December 31, 1997.

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


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b) Approximate number of equity security investments:

                                                   Number of Unit Holders
                Title of Class                     as of December 31, 1997
              ------------------                   -----------------------

              Limited Partners                              1,624
              General Partner                                   1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) became effective with the Securities and Exchange Commission on October 9, 1993 and met its minimum investment requirements of $1,200,000 on January 27, 1994. The Partnership concluded its public offering on October 6, 1996 and has sold 1,603,335 units of limited partnership interest, resulting in total capital contributions of $32,067,000 as of December 31, 1997.

         The Partnership reported net income of $1,438,000 during the year ended December 31, 1997, as compared to net income of $1,973,000 during 1996. The decreased net income during 1997, as compared to 1996, resulted from a decrease in earnings from financing leases and the decline in gain on sale of securities.

         Total revenues decreased by $855,000 during the year ended December 31, 1997, as compared to the same period in 1996. Earned income from financing leases decreased by $1,139,000 during the year ended December 31, 1997, as compared to the same period in 1996. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $14 million at December 31, 1997, as compared to $21.8 million at December 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Another factor contributing to the decline in total revenues for year ended December 31, 1997, compared to 1996, is the decrease in gain on sale of securities of $798,000. The gain on sale of securities of $460,000 and $1,258,000, recognized during the years ended December 31, 1997 and 1996, respectively, was due to the exercise and sale of stock warrants held by the Partnership, in which $455,000 and $1,274,000 of proceeds was received for the years ended December 31, 1997 and 1996, respectively. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of December 31, 1997, the Partnership had remaining investments in stock warrants with unrealized gains of $57,000, compared to $228,000 at December 31, 1996. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decrease in earned income from financing leases for the year ended December 31, 1997, and the decrease in gain on sale of securities for the year ended December 31, 1997, were partially offset by an increase in interest income from notes receivable. Interest income from notes receivable increased by $419,000 for the year ended December 31, 1997, compared to the same period in the previous year. This increase in interest income is attributable to new investments made during 1997.

         Total expenses decreased by $320,000 for the year ended December 31, 1997, as compared to the same period in the prior year. The decrease in expenses is primarily due to a decrease in interest expense of $449,000 during the year ended December 31, 1997, as compared 1996. The decrease in interest expense is a result of a decline in the Partnership's outstanding debt. As of December 31, 1997, the Partnership's outstanding notes payable balance is $4,015,000 compared to $9,765,000 as of December 31, 1996.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         During the public offering stage, which concluded on October 6, 1996, the Partnership's primary source of liquidity came from capital contributions and borrowings. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash from leasing and financing activities of $15,929,000 during the year ended December 31, 1997, as compared to $13,462,000 during the same period in 1996. This increase is reflective of the increase in the Partnership's portfolio of leases and notes receivable.

         The Partnership received capital contributions from investors of $8,077,000 and incurred organizational and offering costs of $1,200,000 during the year ended December 31, 1996.

         The Partnership combined these funds with proceeds from borrowings to invest in equipment leases and notes receivable. During the year ended December 31, 1997, the Partnership invested $3.1 million in equipment leases and $7.3 million in notes receivable, as compared to investments of $8.5 million in equipment leases and $1.7 million in notes receivable (including its pro rata interest in joint ventures) during the same period in 1996.

         As of December 31, 1997, the Partnership had acquired leased equipment with an aggregate original cost of $45.3 million and invested $15.7 million in notes receivable (including its pro rata interest in joint ventures), as compared to acquisitions of $42.3 million of leased equipment and investments of $8.3 million in notes receivable (including its pro rata interest in joint ventures) at December 31, 1996.

         As of December 31, 1997, the Partnership reported equipment being held for lease with an original cost of $2,545,000 and a net book value of $246,000, as compared to equipment being held for lease with an original cost of $1,913,000 and a net book value of $674,000 at December 31, 1996. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The Partnership received proceeds from the sale of equipment of $292,000 for the year ended December 31, 1997, compared to $766,000 for the same period in the previous year. The net book value of the equipment sold during the year ended December 31, 1997 was $135,000, compared to $717,000 for the equipment sold in 1996.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of December 31, 1997, the Partnership had repaid approximately $17.1 million of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank, which expired on December 31, 1996. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. As of December 31, 1996, the Partnership had borrowed $3 million under this loan agreement, approximately $1.9 million of which has been repaid.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $5,750,000 on its outstanding debt during the year ended December 31, 1997, as compared to $5,729,000 during the year ended December 31, 1996.

         The cash distributed to partners during the year ended December 31, 1997 was $3,628,000, as compared to $4,285,000 during the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,483,000 and $4,119,000 in cash distributions during the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, the cumulative cash distributions to limited partners was $10,133,000 as compared to $6,650,000 at December 31, 1996. respectively. The General Partner received $145,000 and $166,000 during the years ended December 31, 1997 and 1996, respectively. The Partnership plans to make distributions to partners during 1998 at the same rate as the current distribution.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $19.05 per limited partnership unit at December 31, 1997.

          Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 1997
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Phoenix Leasing American Business Fund, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, partners' capital and cash flows of Phoenix Leasing American Business Fund, L.P. as of December 31, 1996, were audited by other auditors whose report dated January 20, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 23, 1998

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 1997
                                                               -----------------
ASSETS

Cash and cash equivalents                                          $   1,666

Accounts receivable (net of allowance for losses on
   accounts receivable of $194)                                          397

Notes receivable (net of allowance for losses on
   notes receivable of $315)                                           8,794

Net investment in financing leases (net of allowance
   for early terminations of $394)                                    13,966

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $1,899)                                388

Capitalized acquisition fees (net of accumulated
 amortization of $1,487)                                                 942

Other assets                                                             399
                                                                   ---------

     Total Assets                                                  $  26,552
                                                                   =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                           $   1,132

   Notes payable                                                       4,015
                                                                   ---------

     Total Liabilities                                                 5,147
                                                                   ---------
Partners' Capital:

   General Partner                                                        30

   Limited Partners, 2,500,000 units authorized, 1,603,335
     units issued and 1,578,705 units outstanding                     21,318

   Unrealized gain on marketable securities available for
     sale                                                                 57
                                                                   ---------

     Total Partners' Capital                                          21,405
                                                                   ---------

     Total Liabilities and Partners' Capital                       $  26,552
                                                                   =========

                     The accompanying notes are an integral
                            part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                    1997               1996
                                                    ----               ----
INCOME

   Earned income, financing leases                $ 2,698           $  3,837

   Interest income, notes receivable                1,215                796

   Rental income                                      962                262

   Gain on sale of securities                         460              1,258

   Other income                                       298                335
                                                  -------          ---------

     Total Income                                   5,633              6,488
                                                  -------          ---------

EXPENSES

   Depreciation and amortization                    1,238              1,340

   Amortization of acquisition fees                   585                497

   Lease related operating expenses                   165                149

   Management fees to General Partner                 367                345

   Reimbursed administrative costs to
     General Partner                                  383                403

   Interest expense                                   636              1,085

   Provision for losses on receivables                527                487

   General and administrative expenses                294                209
                                                  -------          ---------

     Total Expenses                                 4,195              4,515
                                                  -------          ---------

NET INCOME                                        $ 1,438          $   1,973
                                                  =======          =========

NET INCOME PER LIMITED PARTNERSHIP UNIT           $   .81          $    1.28
                                                  =======          =========

ALLOCATION OF NET INCOME:

   General Partner                                $   158          $     184

   Limited Partners                                 1,280              1,789
                                                  -------          ---------

                                                  $ 1,438          $   1,973
                                                  =======          =========


                          The accompanying notes are an
                       integral part of these statements.


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                          STATEMENTS OF PARTNERS' CAPITAL
                                  (Amounts in Thousands Except for Unit Amounts)



                                                 General
                                                 Partner's     Limited Partner's      Unrealized      Total
                                                  Amount      Units        Amount        Gains        Amount
                                                  -----     ----------------------       -----        ------
Balance, December 31, 1995                    $        3    1,197,927   $   19,316   $      998   $   20,317

Partners' contributions                             --        403,878        8,077         --          8,077

Syndication costs                                     (4)        --         (1,207)        --         (1,211)

Redemptions of capital                              --        (13,124)        (194)        --           (194)

Change for the year in unrealized gains on
   available-for-sale securities                    --           --           --           (770)        (770)

Distributions to partners ($2.94 per limited
   partnership unit)                                (166)        --         (4,119)        --         (4,285)

Net income                                           184         --          1,789         --          1,973
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1996                            17    1,588,681       23,662          228       23,907

Redemptions of capital                              --         (9,976)        (141)        --           (141)

Change for the year in unrealized gains on
   available-for-sale securities                    --           --           --           (171)        (171)

Distributions to partners ($2.20 per limited
   partnership unit)                                (145)        --         (3,483)        --         (3,628)

Net income                                           158         --          1,280         --          1,438
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1997                    $       30    1,578,705   $   21,318   $       57   $   21,405
                                              ==========   ==========   ==========   ==========   ==========


                                        The accompanying notes are an
                                      integral part of these statements

                                                      13



                        PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 STATEMENTS OF CASH FLOWS
                                  (Amounts in Thousands)



                                                             For the Years Ended
                                                                December 31,
                                                              1997        1996
                                                              ----        ----
Operating Activities:

   Net income                                               $ 1,438     $ 1,973

   Adjustments  to  reconcile  net  income  to
     net cash provided by operating activities:
       Depreciation and amortization                          1,238       1,340
       Amortization of acquisition fees                         585         497
       Gain on sale of equipment                               (157)        (49)
       Provision for early termination, financing
         leases                                                 249         354
       Provision for losses on notes receivable                 166          97
       Provision for losses on accounts receivable              112          36
       Equity in earnings from joint venture, net               (27)        (39)
       Gain on sale of securities                              (460)     (1,258)
       Increase in accounts receivable                         (185)        (69)
       Increase (decrease) in accounts payable and
         accrued expenses                                       (94)        120
       Decrease in other assets                                 174         130
                                                            -------     -------
   Net cash provided by operating activities                  3,039       3,132
                                                            -------     -------

Investing Activities:

   Principal payments, financing leases                       9,883       8,387
   Principal payments, notes receivable                       3,007       1,943
   Distributions from joint ventures                             83          86
   Proceeds from sale of equipment                              292         766
   Proceeds from sale of securities                             455       1,274
   Investment in financing leases                            (3,069)     (8,488)
   Investment in notes receivable                            (7,324)     (1,720)
   Investment in securities                                    --           (16)
   Payment of acquisition fees                                 (315)       (656)
                                                            -------     -------

   Net cash provided by investing activities                  3,012       1,576
                                                            -------     -------

Financing Activities:

   Proceeds from notes payable                                 --         1,000
   Payments of principal, notes payable                      (5,750)     (5,729)
   Partners' contributions                                     --         8,077
   Syndication costs                                           --        (1,200)
   Distributions to partners                                 (3,628)     (4,285)
   Redemptions of capital                                      (141)       (194)
                                                            -------     -------

   Net cash used by financing activities                     (9,519)     (2,331)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents             (3,468)      2,377

Cash and cash equivalents, beginning of period                5,134       2,757
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,666     $ 5,134
                                                            =======     =======

Supplemental Cash Flow Information:

   Cash paid for interest expense                           $   588     $ 1,037


                          The accompanying notes are an
                       integral part of these statements.

                                       14

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

         A schedule of compensation paid and distributions made to the General Partner for the years ended December 31, follows:

                                                   1997             1996
                                                   ----             ----
                                                   (Amounts in Thousands)

  Management fees                                $     367      $     345
  Acquisition fees                                     416            408
  Wholesaling activities in connection
    with the offering of units                         -              162
  Cash distributions                                   145            166
                                                 ---------      ---------

                                                 $     928      $   1,081
                                                 =========      =========

         Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $21,000 and $26,000 during the years ended December 31, 1997 and 1996, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.     Summary of Significant Accounting Policies.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

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

         Notes Receivable. Notes receivable generally are stated at their outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

         Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting high technology equipment and competitive factors within the high technology marketplace. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $39,000 and $271,000 ($.02 and $.19 per limited partnership unit) for the years ended December 31, 1997 and 1996, respectively).

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.     Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)
       Lease payments                                          $     357
       General Partner and Affiliates                                 89
       Interest                                                       15
       Property tax                                                  130
                                                               ---------
                                                                     591
       Less:  allowance for losses on accounts receivable           (194)
                                                               ---------

            Total                                              $     397
                                                               =========


Note 4.     Notes Receivable.

       Notes receivable consist of the following at December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

       Notes receivable  from emerging  growth
        companies with stated interest ranging
        from 13% to 23% per annum, receivable in
        installments ranging from 36 to 49 months,
        collateralized by the equipment financed.              $   6,136

       Notes receivable from other businesses
         with stated interest ranging from
         14% to 17% per annum, receivable
         in installments rangingfrom 48 to
         85 months, collateralized by the
         equipment financed.                                        2,973
                                                               ----------
                                                                    9,109
       Less:  allowance for losses on notes receivable               (315)
                                                               ----------

          Total                                                $    8,794
                                                               ==========

       Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         1998.............................................     $    3,862
         1999.............................................          3,268
         2000.............................................          2,817
         2001.............................................          1,233
         2002.............................................            462
         Thereafter.......................................            110
                                                               ----------

         Total minimum payments to be received............         11,752
         Impaired notes receivable........................            --
         Less:  unearned interest.........................         (2,643)
         Less:  allowance for losses......................           (315)
                                                               ----------

         Net investment in notes receivable...............     $    8,794
                                                               ==========

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

         At December 31, 1997 there were no notes that were considered to be impaired. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 were approximately $40,000 and $23,000, respectively. The Partnership recognized interest income of $0 and $8,000 on impaired notes receivable during the years ended December 31, 1997 and 1996, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                                  1997
                                                                  ----
                                                          (Amounts in Thousands)
         Beginning balance                                     $      241
              Provision for losses                                    128
              Write downs                                             (54)
                                                               ----------
         Ending balance                                        $      315
                                                               ==========

Note 5.    Net Investment in Financing Leases and Equipment on Operating Leases.

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

         The net investment in financing leases consists of the following at December 31:

                                                        1997
                                                        ----
                                               (Amounts in Thousands)
      Minimum lease payments to be received          $  16,922
      Less: unearned income                             (2,562)
              allowance for early terminations            (394)
                                                     ----------

      Net investment in financing leases             $  13,966
                                                     =========

      Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31, are as follows:

                                                      Financing    Operating
                                                      ---------    ---------
                                                      (Amounts in Thousands)

         1998.....................................   $    8,437      $   506
         1999.....................................        5,395          272
         2000.....................................        2,148           88
         2001.....................................          716           73
         2002.....................................          226           67
                                                     ----------      -------

              Total                                  $   16,922      $ 1,006
                                                     ==========      =======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 1997 was $246,000.


Note 6.     Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                         1997
                                                (Amounts in Thousands)

         Equipment lease operations                  $      437
         Security deposits                                  362
         General Partner and Affiliates                     236
         Other                                               97
                                                     ----------

                 Total                               $    1,132
                                                     ==========


Note 7.     Notes Payable.

         Notes payable consist of the following at December 31:

                                                         1997
                                                         ----
                                                (Amounts in Thousands)

         Notes payable to banks, collateralized
               by all assets of the Partnership
               with variable rates of interest
               tied to the banks' base rate or
               IBOR rate, with payment terms of
               48 months.                            $    4,015
                                                     ==========

         Principal payments due for the years ended December 31, are as follows:

                                                        (Amounts in Thousands)

         1998    .........................................     $  2,890
         1999    .........................................        1,104
         2000    .........................................           21
                                                               --------

                 Total....................................     $  4,015
                                                               ========

         Interest on the notes payable is tied to various indexes. The weighted average interest rate for these notes is 8.27% at December 31, 1997. The terms of the Partnership's outstanding notes payable contain, among other covenants, requirements for maintaining certain financial ratios and restrictions on cash distributions to partners in the event of default.

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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                 Reported Amounts          Tax Basis           Net Difference
                 ----------------          ---------           --------------
                                    (Amounts in Thousands)

Assets             $  26,552              $  24,205              $   2,347
Liabilities            5,147                  4,702                    445

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

 Net income for financial reporting purposes                    $  1,438

 Adjustments for tax purposes:
      Tax depreciation in excess of book                          (5,564)
      Difference in rental income recognition                      9,848
      Excess of book gain on sale of equipment over tax
        gain on sale of equipment                                 (2,498)
      Book valuation allowances not recognized for tax
        purposes                                                     431
      Other                                                          (21)
                                                                --------

 Net income for federal income tax purposes                     $  3,634
                                                                ========

Note 9.       Related Entities.

         Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.      Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,582,654 and 1,399,791 for the years ended December 31, 1997 and 1996, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


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

         The reimbursed costs to the General Partner are $541,000 and $537,000 at December 31, 1997 and 1996, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities, notes receivable and notes payable approximate the fair values.


 Note 13.     Subsequent Events.

         In January 1998, cash distributions of $36,000 and $412,000 were made to the General and Limited Partners, respectively.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

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

         GUS CONSTANTIN, age 60, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 47, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

     HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLA III. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations of PLA III. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Secretary of PLA III. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III and
              Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.


       (A)                        (B)                                   (C)                                     (D)

                                                                  Cash and cash-                            Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------       -----------------------------------------------------     ---------------
                                                           (C1)                        (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $  782(1)                    $    0                   $    0
                                                          =====                        =====                    =====

(1)  Consists of management and acquisition fees.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates owns the equity securities of the Registrant set forth in the following table:


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
                            thereof. Thereafter, the General
                            Partner will receive 15%interest
                            in the Registrant's profits and
                            distributions.

Limited Partner Interest  950 units                                    .06


Item 12.      Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
(a)      1.   Financial Statements:                                     --------

              Balance Sheet as of December 31, 1997                        11
              Statements of Operations for the year ended
                December 31, 1997 and 1996                                 12
              Statements of Partners' Capital for the year
                ended December 31, 1997 and 1996                           13
              Statements of Cash Flows for the year ended
                December 31, 1997 and 1996                                 14
              Notes to Financial Statements                             15-21

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)      Exhibits

         21.  Additional Exhibits

              a) Balance Sheets of Phoenix Leasing Associates III, Inc. E21 1-4
                 Balance Sheets of Phoenix Leasing Associates III L.P   E21 5-8

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

                               PHOENIX LEASING AMERICAN BUSINESS FUND, L.P., a California limited partnership
                                        (Registrant)

                               By: PHOENIX LEASING ASSOCIATES III L.P.,
                                   a California limited partnership,
                                   General Partner

                               By: PHOENIX LEASING ASSOCIATES III, INC.,
                                   a Nevada corporation,
                                   General Partner


Date: March 24, 1998           By: /S/  GUS CONSTANTIN
      --------------               -------------------------------
                                   Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                                Date
      ---------                    -----                                ----

/S/ GUS CONSTANTIN      President and a Director                  March 24, 1998
---------------------   of Phoenix Leasing Associates III, Inc.   --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 24, 1998
---------------------   Phoenix Leasing Associates III, Inc.      --------------
(Gary W. Martinez)

                        Chief Financial Officer,                  March 24, 1998
/S/ HOWARD SOLOVEI      Treasurer and a Director of               --------------
---------------------   Phoenix Leasing Associates III, Inc.
(Howard Solovei)


/S/ BRYANT J. TONG      Senior Vice President,                    March 24, 1998
---------------------   Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Associates III, Inc.