Form 10QSB
period 1998-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1998-05-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-25278
                                                -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0293258
--------------------------------              ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                   94901-5527
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

                     Yes    X                      No
                          -----                        -----

1,578,236 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                     Yes                           No    X
                          -----                        -----

                          Part I. Financial Information
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                    March 31,    December 31,
                                                      1998           1997
                                                      ----           ----
ASSETS

Cash and cash equivalents                           $ 2,841        $ 1,666

Accounts receivable (net of allowance for
   losses on accounts receivable of $161
   and $194 at March 31, 1998 and December
    31, 1997, respectively)                             308            397

Notes receivable  (net of allowance  for
   losses on notes receivable of $357 and
   $315 at March 31, 1998 and December 31,
   1997, respectively)                                8,054          8,794

Net investment in financing leases (net of
   allowance for early terminations of $357
   and $394 at March 31, 1998 and December
   31, 1997, respectively)                           11,929         13,966

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $1,829 and $1,899 at March 31, 1998 and
   December 31, 1997, respectively)                     618            388

Capitalized acquisition fees (net of
   accumulated amortization of $1,623
   and $1,487 at March 31, 1998 and
   December 31, 1997, respectively)                     839            942

Other assets                                            411            399
                                                    -------        -------

     Total Assets                                   $25,000        $26,552
                                                    =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses            $   993        $ 1,132

   Notes payable                                      2,777          4,015
                                                    -------        -------

     Total Liabilities                                3,770          5,147
                                                    -------        -------

Partners' Capital

   General Partner                                       36             30

   Limited  Partners, 2,500,000 units
     authorized, 1,603,335 units issued
     and 1,578,236 and 1,578,705 units
     outstanding at March 31, 1998 and
     December 31, 1997, respectively                 21,046         21,318

   Unrealized gain on marketable securities
     available-for-sale                                 148             57
                                                    -------        -------

     Total Partners' Capital                         21,230         21,405
                                                    -------        -------

     Total Liabilities and Partners' Capital        $25,000        $26,552
                                                    =======        =======


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                           Three  Months Ended
                                                                March 31,
                                                             1998         1997
                                                             ----         ----
INCOME

   Earned income, financing leases                          $   498     $   801
   Interest income, notes receivable                            385         283
   Rental income                                                340          83
   Gain (loss) on sale of equipment                             140         (67)
   Other income                                                  47          94
                                                            -------     -------

     Total Income                                             1,410       1,194
                                                            -------     -------


EXPENSES

   Depreciation and amortization                                190         347
   Amortization of acquisition fees                             135         171
   Lease related operating expenses                              26          51
   Management fees to General Partner                            89         101
   Reimbursed administrative costs to General Partner            84         104
   Interest expense                                              83         196
   Provision for losses on receivables                           88        --
   General and administrative expenses                           70          72
                                                            -------     -------

     Total Expenses                                             765       1,042
                                                            -------     -------

NET INCOME                                                  $   645     $   152
                                                            =======     =======

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $   .38     $   .07
                                                            =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $   .55     $   .55
                                                            =======     =======

ALLOCATION OF NET INCOME:
     General Partner                                        $    42     $    37
     Limited Partners                                           603         115
                                                            -------     -------

                                                            $   645     $   152
                                                            =======     =======



        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1998         1997
                                                              ----         ----
Operating Activities:

   Net income                                                $   645    $   152

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             190        347
       Amortization of acquisition fees                          135        171
       Equity in earnings from joint ventures, net                (5)        (8)
       Loss (gain) on sale of equipment                         (140)        67
       Gain on sale of securities                                 (7)      --
       Provision for early termination, financing leases          46       --
       Provision for losses on notes receivable                   42       --
       Decrease in accounts receivable                            95          2
       Increase (decrease) in accounts payable and
         accrued expenses                                        (76)       114
       Decrease in other assets                                   48         25
                                                             -------    -------

       Net cash provided  by operating activities                973        870
                                                             -------    -------

Investing Activities:

   Principal payments, financing leases                        2,024      2,609
   Principal payments, notes receivable                        1,041      1,212
   Distributions from joint ventures                              21         19
   Proceeds from sale of equipment                               160         67
   Proceeds from sale of securities                                7       --
   Investment in financing leases                               (458)      (691)
   Investment in notes receivable                               (343)      (596)
   Payment of acquisition fees                                  (101)       (18)
                                                             -------    -------

Net cash provided by investing activities                      2,351      2,602
                                                             -------    -------

Financing Activities:

   Payments of principal, notes payable                       (1,238)    (1,438)
   Redemptions of capital                                         (7)       (14)
   Distributions to partners                                    (904)      (910)
                                                             -------    -------

Net cash used by financing activities                         (2,149)    (2,362)
                                                             -------    -------

Increase in cash and cash equivalents                          1,175      1,110

Cash and cash equivalents, beginning of  period                1,666      5,134
                                                             -------    -------

Cash and cash equivalents, end of period                     $ 2,841    $ 6,244
                                                             =======    =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                            $    71    $   184


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

Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Notes Receivable.

          At March 31, 1998, the recorded investment in notes that are considered to be impaired was $64,000 for which there was no related allowance for losses. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $64,000 and $68,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                 1998                 1997
                                                 ----                 ----
                                                   (Amounts in Thousands)

         Beginning balance                     $   315               $  241
              Provision for losses                  42                  -
              Write downs                          -                    -
                                               -------                -----
         Ending balance                        $   357               $  241
                                               =======               ======

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,578,371 and 1,587,990 for the three months ended March 31, 1998 and 1997, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $645,000 during the three months ended March 31, 1998, as compared to net income of $152,000 during the same period in 1997. The increase in net income is primarily due to an increase in total revenues and a decrease in total expenses for the three months ended March 31, 1998, as compared to the same period in the previous period.

         Total revenues increased by $216,000 during the three months ended March 31, 1998, as compared to the same period in 1997, due to increases in rental income, gain on sale of equipment and interest income from notes receivable which was partially offset by a decrease in earned income from financing leases.

         Rental income increased by $257,000 for the three months ended March 31, 1998, compared to 1997, due to lessees reaching the end of their contractual term and renewing on a month to month basis as well as lessees exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases.

         The Partnership experienced a gain on sale of equipment of $140,000 during the three months ended March 31, 1998 compared to a loss on sale of equipment of $67,000 during 1997. The gain on sale of equipment during 1998 is a result of an increase in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also increased. The Partnership sold equipment with an aggregate original cost of $3.3 million for the three months ended March 31, 1998, compared to $777,000 for the same period in 1997. At March 31, 1998, the Partnership owned equipment with an aggregate original cost of $32 million, as compared to the $39 million of equipment owned at March 31, 1997.

         The increase in interest income from notes receivable of $102,000 for the three months ended March 31, 1998, compared to 1997, is attributable to new investments made in notes receivable in 1997 and 1998. The Partnership's net investment in notes receivable was $8 million at March 31, 1998, as compared to $4 million at March 31, 1997.

         Earned income from financing leases decreased by $303,000 during the three months ended March 31, 1998, as compared to the same period in 1997. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $11.9 million at March 31, 1998, as compared to $20.3 million at March 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Total expenses decreased by $277,000 for the three months ended March 31, 1998, as compared to the same period in the prior year, due to decreases in depreciation and amortization and interest expense during the three months ended

March 31, 1998, as compared to 1997. The decrease in depreciation and amortization of $157,000 was due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $113,000 is a result of a decline in the Partnership's outstanding debt. As of March 31, 1998, the Partnership's outstanding notes payable balance was $2,777,000 compared to $8,327,000 as of March 31, 1997.

         Partially offsetting the decrease in expenses for the three months ended March 31, 1998, was an increase in the provision for losses on receivables of $88,000.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash from leasing and financing activities of $4,038,000 during the three months ended March 31, 1998, as compared to $4,691,000 during the same period in 1997. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the three months ended March 31, 1998 the Partnership invested $458,000 in equipment leases and $343,000 in notes receivable, as compared to investments of $691,000 in equipment leases and $596,000 in notes receivable during the same period in 1997. As of March 31, 1998, the Partnership had acquired leased equipment with an aggregate original cost of $46 million and invested $16 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $43 million in leased equipment and $9 million in notes receivable at March 31, 1997.

         The Partnership owned equipment held for lease with an original cost of $2,942,000 and a net book value of $616,000 at March 31, 1998, as compared to $2,101,000 and $679,000 respectively at March 31, 1997. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership made payments of principal of $1,238,000 on its outstanding debt during the three months ended March 31, 1998, as compared to $1,438,000 during the three months ended March 31, 1997.

         The cash distributed to partners during the three months ended March 31, 1998 was $904,000, as compared to $910,000 during the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $868,000 and $873,000 in cash distributions during the three months ended March 31, 1998 and 1997, respectively. The total cumulative cash distributions to limited partners as of March 31, 1998 was $11,002,000, as compared to $7,523,000 at March 31, 1997. The General Partner received $36,000 and $37,000 during the three months ended March 31, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

 .
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 1998

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership
                                      General Partner

                                      BY:  PHOENIX LEASING ASSOCIATES III, INC.,
                                           a Nevada corporation
                                           General Partner


    Date                    Title                                 Signature
    ----                    -----                                 ---------


May 13, 1998     Senior Vice President                      /S/ GARY W. MARTINEZ
--------------   and a Director of                          --------------------
                 Phoenix Leasing Associates III, Inc.       (Gary W. Martinez)



May 13, 1998     Chief Financial Officer,                   /S/ HOWARD SOLOVEI
--------------   Treasurer and a Director of                --------------------
                 Phoenix Leasing Associates III, Inc.       (Howard Solovei)



May 13, 1998     Senior Vice President,                     /S/ BRYANT J. TONG
--------------   Financial Operations of                    --------------------
                 (Bryant J. Tong)
                 (Principal Accounting Officer)
                 Phoenix Leasing Associates III, Inc.