Form 10QSB
period 1998-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1998-08-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

1,577,361 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                     Yes                           No    X
                          -----                        -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1998        1997
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $ 1,472    $ 1,666

Accounts receivable (net of allowance for
   losses on accounts receivable of $153 and
   $194 at June 30, 1998 and December 31, 1997,
   respectively)                                               290        397

Notes receivable (net of allowance for losses
   on notes  receivable of $405 and $315 at
   June 30, 1998 and December 31, 1997,
   respectively)                                             9,177      8,794

Net investment in financing  leases (net of
   allowance for early terminations of $240
   and $394 at June 30, 1998 and December 31,
   1997, respectively)                                      11,616     13,966

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $1,560 and $1,899 at June 30, 1998 and
   December 31, 1997, respectively)                            298        388

Capitalized acquisition fees (net of
   accumulated amortization of $1,741 and
   $1,487 at June 30, 1998 and December 31,
   1997, respectively)                                         853        942

Other assets                                                   420        399
                                                           -------    -------

     Total Assets                                          $24,126    $26,552
                                                           =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $ 1,093    $ 1,132

   Notes payable                                             2,025      4,015
                                                           -------    -------

     Total Liabilities                                       3,118      5,147
                                                           -------    -------

Partners' Capital

   General Partner                                              43         30

   Limited  Partners, 2,500,000 units
     authorized, 1,603,335 units issued and
     1,577,361 and 1,578,705 units outstanding
     at June 30, 1998 and December 31, 1997,
     respectively                                           20,829     21,318

   Unrealized gain on marketable securities
     available-for-sale                                        136         57
                                                           -------    -------

     Total Partners' Capital                                21,008     21,405
                                                           -------    -------

     Total Liabilities and Partners' Capital               $24,126    $26,552
                                                           =======    =======


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                             1998     1997     1998      1997
                                             ----     ----     ----      ----
INCOME

   Earned income, financing leases          $  471   $  706   $  969   $1,507
   Interest income, notes receivable           332      230      716      513
   Rental income                               315      188      655      272
   Gain on sale of equipment                   226       88      366       20
   Other income                                 48      104       95      198
                                            ------   ------   ------   ------

     Total Income                            1,392    1,316    2,801    2,510
                                            ------   ------   ------   ------

EXPENSES

   Depreciation and amortization               158      360      348      707
   Amortization of acquisition fees            119      136      254      308
   Lease related operating expenses             22       58       47      108
   Management fees to General Partner           79       81      168      182
   Reimbursed administrative costs
     to General Partner                         87      115      171      218
   Interest expense                             64      175      147      372
   Provision for losses on receivables          92      215      180      215
   General and administrative expenses          65       80      135      152
                                            ------   ------   ------   ------

     Total Expenses                            686    1,220    1,450    2,262
                                            ------   ------   ------   ------

NET INCOME                                  $  706   $   96   $1,351   $  248
                                            ======   ======   ======   ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                         $  .42   $  .04   $  .80   $  .11
                                            ======   ======   ======   ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                         $  .55   $  .55   $ 1.10   $ 1.10
                                            ======   ======   ======   ======

ALLOCATION OF NET INCOME:
   General Partner                          $   43   $   38   $   85   $   75
   Limited Partners                            663       58    1,266      173
                                            ------   ------   ------   ------

                                            $  706   $   96   $1,351   $  248
                                            ======   ======   ======   ======




        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1998        1997
                                                              ----        ----
Operating Activities:
   Net income                                               $ 1,351     $   248
   Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                            348         707
       Amortization of acquisition fees                         254         308
       Equity in earnings from joint ventures, net              (10)        (14)
       Gain on sale of equipment                               (366)        (20)
       Gain on sale of securities                                (4)       --
       Provision for early termination, financing
         leases                                                  90         136
       Provision for losses on notes receivable                  90          79
       Decrease  in accounts receivable                         107          11
       Increase (decrease) in accounts payable and
         accrued expenses                                       (70)         37
       Decrease (increase) in other assets                       (3)         93
                                                            -------     -------

Net cash provided by operating activities                     1,787       1,585
                                                            -------     -------

Investing Activities:
   Principal payments, financing leases                       3,918       5,044
   Principal payments, notes receivable                       1,643       1,658
   Distributions from joint ventures                             42          40
   Proceeds from sale of equipment                              498         100
   Proceeds from sale of securities                              10        --
   Investment in financing leases                            (2,025)     (1,758)
   Investment in notes receivable                            (2,116)     (4,711)
   Payment of acquisition fees                                 (134)       (116)
                                                            -------     -------

Net cash provided by investing activities                     1,836         257
                                                            -------     -------

Financing Activities:
   Payments of principal, notes payable                      (1,990)     (2,875)
   Redemptions of capital                                       (18)       (119)
   Distributions to partners                                 (1,809)     (1,818)
                                                            -------     -------

Net cash used by financing activities                        (3,817)     (4,812)
                                                            -------     -------

Decrease in cash and cash equivalents                          (194)     (2,970)

Cash and cash equivalents, beginning of period                1,666       5,134
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,472     $ 2,164
                                                            =======     =======


Supplemental Cash Flow Information:
   Cash paid for interest expense                           $   123     $   348



        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

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

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital account will be reduced to zero through the allocation of income or loss.

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $9,582,000 of which $346,000 is considered to be impaired. The Partnership has an allowance for losses of $405,000 as of June 30, 1998. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $205,000 and $57,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                             1998                  1997
                                             ----                  ----
                                               (Amounts in Thousands)

         Beginning balance                  $  315               $  241
              Provision for losses              90                   79
              Write downs                      -                    (54)
                                            ------               ------
         Ending balance                     $  405               $  266
                                            ======               ======

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,578,124 and 1,585,695 for the six months ended June 30, 1998 and 1997, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $706,000 and $1,351,000 during the three and six months ended June 30, 1998, respectively, as compared to net income of $96,000 and $248,000 during the same periods in 1997. The increase in net income for both the three and six months ended June 30, 1998 is primarily due to an increase in total revenues and a decrease in total expenses as compared to the same periods in the previous year.

         Total revenues increased by $76,000 and $291,000 during the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, due to increases in rental income, gain on sale of equipment and interest income from notes receivable partially offset by a decrease in earned income from financing leases.

         Rental income increased by $127,000 and $383,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, due to financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases.

         The Partnership experienced an increase in gain on sale of equipment of $138,000 and $346,000 during the three and six months ended June 30, 1998, respectively, as compared to the same periods in the previous year. The gain on sale of equipment during 1998 is a result of an increase in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also increased. The Partnership sold equipment with an aggregate original cost of $6 million for the six months ended June 30, 1998, compared to $1.9 million for the same period in 1997. At June 30, 1998, the Partnership owned equipment with an aggregate original cost of $30.3 million, as compared to the $38.5 million of equipment owned at June 30, 1997.

         The increase in interest income from notes receivable of $102,000 and $203,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is attributable to new investments made in notes receivable in 1997 and 1998. The Partnership's net investment in notes receivable was $9.2 million at June 30, 1998, as compared to $7.6 million at June 30, 1997.

         The increases in rental income, gain on sale of equipment and interest income from notes receivable were partially offset by a decrease in earned income from financing leases. Earned income from financing leases decreased by $235,000 and $538,000 during the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $11.6 million at June 30, 1998, as compared to $18.5 million at June 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease may be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Total expenses decreased by $534,000 and $812,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year, due to decreases in depreciation and amortization and interest expense. The decrease in depreciation and amortization of $202,000 and $359,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $111,000 and $225,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the previous year, is a result of a decline in the Partnership's outstanding debt. As of June 30, 1998, the Partnership's outstanding notes payable balance was $2 million compared to $6.9 million as of June 30, 1997.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $7,348,000 during the six months ended June 30, 1998, as compared to $8,287,000 during the same period in 1997. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the six months ended June 30, 1998, the Partnership invested $2 million in equipment leases and $2.1 million in notes receivable, as compared to investments of $1.8 million in equipment leases and $4.7 million in notes receivable during the same period in 1997. As of June 30, 1998, the Partnership had acquired leased equipment with an aggregate original cost of $47.4 million and invested $17.8 million in notes receivable (including its pro rata interest in joint ventures), as compared to investments of $44 million in leased equipment and $13.1 million in notes receivable at June 30, 1997.

         The Partnership owned equipment held for lease with an original cost of $2,424,000 and a net book value of $292,000 at June 30, 1998, as compared to $2,502,000 and $455,000 respectively at June 30, 1997. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership made payments of principal of $1,990,000 on its outstanding debt during the six months ended June 30, 1998, as compared to $2,875,000 during the six months ended June 30, 1997.

         The cash distributed to partners during the six months ended June 30, 1998 was $1,809,000, as compared to $1,818,000 during the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,736,000 and $1,745,000 in cash distributions during the six months ended June 30, 1998 and 1997, respectively. The total cumulative cash distributions to limited partners as of June 30, 1998 was $11,870,000, as compared to $8,395,000 at June 30, 1997. The General Partner received $73,000 during the six months ended June 31, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                  June 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

              On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 2.       Changes in Securities.  Inapplicable
              ---------------------

Item 3.       Defaults Upon Senior Securities.  Inapplicable
              -------------------------------

Item 4.       Submission of Matters to a Vote of Securities Holders.
              -----------------------------------------------------
              Inapplicable

Item 5.       Other Information.  Inapplicable
              -----------------

Item 6.       Exhibits and Reports on 8-K:
              ---------------------------

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership
                                      General Partner

                                      BY: PHOENIX LEASING ASSOCIATES III, INC.,
                                          a Nevada corporation
                                          General Partner


     Date                      Title                             Signature
     ----                      -----                             ---------


August 12, 1998    Senior Vice President                    /S/ GARY W. MARTINEZ
---------------    and a Director of                        --------------------
                   Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



August 12, 1998    Chief Financial Officer,                 /S/ HOWARD SOLOVEI
---------------    Treasurer and a Director of              --------------------
                   Phoenix Leasing Associates III, Inc.     (Howard Solovei)



August 12, 1998    Senior Vice President,                   /S/ BRYANT J. TONG
---------------    Financial Operations of                  --------------------
                   (Principal Accounting Officer)           (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.