Form 10QSB
period 1998-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1998-11-12
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 1998

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

1,573,687 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                     Yes                           No    X
                          -----                        -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS
Cash and cash equivalents                                $ 2,957      $ 1,666

Accounts receivable (net of allowance for losses on
   accounts receivable of $223 and $194 at September
   30, 1998 and December 31, 1997, respectively)             307          397

Notes receivable (net of allowance for losses on
   notes receivable of $450 and $315 at September 30,
   1998 and December 31, 1997, respectively)               8,755        8,794

Net investment in financing leases (net of allowance
   for early terminations of $201 and $394 at
   September 30, 1998 and December 31, 1997,
   respectively)                                           9,425       13,966

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,605 and
   $1,899 at September 30, 1998 and December 31,
   1997, respectively)                                       231          388

Capitalized acquisition fees (net of accumulated
   amortization of $1,863 and $1,487 at September
   30, 1998 and December 31, 1997, respectively)             745          942

Other assets                                                 298          399
                                                         -------      -------
     Total Assets                                        $22,718      $26,552
                                                         =======      =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                 $   854      $ 1,132

   Notes payable                                           1,544        4,015
                                                         -------      -------
     Total Liabilities                                     2,398        5,147
                                                         -------      -------
Partners' Capital
   General Partner                                            46           30

   Limited Partners, 2,500,000 units authorized,
   1,603,335 units issued and 1,573,687 and
   1,578,705 units outstanding at September 30,
   1998 and December 31, 1997, respectively               20,218       21,318

   Unrealized gain on marketable securities
     available-for-sale                                       56           57
                                                         -------      -------
     Total Partners' Capital                              20,320       21,405
                                                         -------      -------
     Total Liabilities and Partners' Capital             $22,718      $26,552
                                                         =======      =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                              1998     1997       1998     1997
                                              ----     ----       ----     ----
INCOME

   Earned income, financing leases           $  361  $  618      $1,330  $2,126
   Interest income, notes receivable            349     353       1,065     865
   Rental income                                234     204         889     476
   Gain on sale of equipment                     39      34         405      54
   Other income                                  44      54         139     253
                                             ------  ------      ------  ------

     Total Income                             1,027   1,263       3,828   3,774
                                             ------  ------      ------  ------

EXPENSES

   Depreciation and amortization                113     352         462   1,059
   Amortization of acquisition fees             122     146         376     454
   Lease related operating expenses              24      30          71     138
   Management fees to General Partner            76      88         244     270
   Reimbursed administrative costs to General
     Partner                                     59      82         230     300
   Interest expense                              51     147         198     519
   Provision for losses on receivables          168     169         348     385
   General and administrative expenses           72      70         206     222
                                             ------  ------      ------  ------

     Total Expenses                             685   1,084       2,135   3,347
                                             ------  ------      ------  ------


NET INCOME                                   $  342  $  179      $1,693  $  427
                                             ======  ======      ======  ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                          $  .19  $  .09      $  .99  $  .20
                                             ======  ======      ======  ======


DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                          $  .55  $  .55      $ 1.65  $ 1.65
                                             ======  ======      ======  ======


ALLOCATION OF NET INCOME:
   General Partner                           $   40  $   37      $  125  $  112
   Limited Partners                             302     142       1,568     315
                                             ------  ------      ------  ------

                                             $  342  $  179      $1,693  $  427
                                             ======  ======      ======  ======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              1998        1997
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $ 1,693     $   427
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            462       1,059
       Amortization of acquisition fees                         376         454
       Equity in earnings from joint ventures, net              (14)        (21)
       Gain on sale of equipment                               (405)        (54)
       Gain on sale of securities                                (4)         (5)
       Provision for early termination, financing
         leases                                                 126         196
       Provision for losses on notes receivable                 135         120
       Provision for losses on accounts receivable               87          69
       Decrease (increase) in accounts receivable                 3         (10)
       Increase (decrease) in accounts payable and
         accrued expenses                                      (190)         91
       Decrease in other assets                                  16         104
                                                            -------     -------
Net cash provided by operating activities                     2,285       2,430
                                                            -------     -------
Investing Activities:
--------------------
   Principal payments, financing leases                       6,000       7,581
   Principal payments, notes receivable                       2,343       2,240
   Distributions from joint ventures                             63          62
   Proceeds from sale of equipment                              569         193
   Proceeds from sale of securities                              10        --
   Investment in financing leases                            (2,025)     (2,107)
   Investment in notes receivable                            (2,439)     (5,741)
   Payment of acquisition fees                                 (267)       (194)
                                                            -------     -------
Net cash provided by investing activities                     4,254       2,034
                                                            -------     -------
Financing Activities:
--------------------
   Payments of principal, notes payable                      (2,471)     (4,313)
   Redemptions of capital                                       (66)       (126)
   Distributions to partners                                 (2,711)     (2,724)
                                                            -------     -------
Net cash used by financing activities                        (5,248)     (7,163)
                                                            -------     -------
Increase (decrease) in cash and cash equivalents              1,291      (2,699)
Cash and cash equivalents, beginning of period                1,666       5,134
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 2,957     $ 2,435
                                                            =======     =======
Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest expense                           $   194     $   482


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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $9,205,000 of which $365,000 is considered to be impaired. The Partnership has an allowance for losses of $450,000 as of September 30, 1998. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $259,000 and $54,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                      1998       1997
                                                      ----       ----
                                                   (Amounts In Thousands)

         Beginning balance                            $ 315      $ 241
              Provision for losses                      135        120
              Write downs                              --          (54)
                                                      -----      -----
         Ending balance                               $ 450      $ 307
                                                      =====      =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,577,067 and 1,583,894 for the nine months ended September 30, 1998 and 1997, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.       Management's  Discussion and Analysis of  Financial  Condition
              --------------------------------------------------------------
              and  Results  of Operations.
              ---------------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $342,000 and $1,693,000 during the three and nine months ended September 30, 1998, respectively, as compared to net income of $179,000 and $427,000 during the same periods in 1997. The increase in net income for both the three and nine months ended September 30, 1998 is primarily due to a decrease in total expenses as compared to the same periods in the previous year.

         Total  revenues  decreased  by  $236,000  for the  three  months  ended
September 30, 1998, but increased by $54,000 during the nine months ended September 30, 1998, as compared to the same periods in 1997. The primary factor contributing to the decline in total revenues for the three months ended September 30, 1998, compared to the same period in 1997, is the decrease in earned income from financing leases. The increase in total revenues experienced for the nine months ended September 30, 1998 is due to increases in rental income, gain on sale of equipment and interest income from notes receivable which were partially offset by a decrease in earned income from financing leases.

         The decrease in earned income from financing leases for the three months ended September 30, 1998 of $257,000, compared to the same period in 1997, as well as the decrease for the nine months ended September 30, 1998 of $796,000, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $9.4 million at September 30, 1998, as compared to $15.9 million at September 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         The increase in rental income of $413,000 for the nine months ended September 30, 1998, compared to the same period in 1997, is due to financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases.

         The Partnership experienced an increase in gain on sale of equipment of $351,000 during the nine months ended September 30, 1998, as compared to the same period in the previous year. The gain on sale of equipment during 1998 is a result of an increase in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also increased. The Partnership sold equipment with an aggregate original cost of $10 million for the nine months ended September 30, 1998, compared to $5.3 million for the same period in 1997. At September 30, 1998, the Partnership owned equipment with an aggregate original cost of $26.3 million, as compared to the $35.5 million of equipment owned at September 30, 1997.

         The increase in interest income from notes receivable of $200,000 for the nine months ended September 30, 1998, as compared to the same periods in 1997, is attributable to new investments made in notes receivable in 1997 and 1998. The Partnership's net investment in notes receivable was $8.8 million at September 30, 1998, as compared to $8 million at September 30, 1997.

         Total expenses decreased by $399,000 and $1,212,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year, due to decreases in depreciation and amortization and interest expense. The decrease in depreciation and amortization of $239,000 and $597,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, is due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $96,000 and $321,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the previous year, is a result of a decline in the Partnership's outstanding debt. As of September 30, 1998, the Partnership's outstanding notes payable balance was $1.5 million compared to $5.5 million as of September 30, 1997.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $10,628,000 during the nine months ended September 30, 1998, as compared to $12,251,000 during the same period in 1997. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the nine months ended September 30, 1998, the Partnership invested $2 million in equipment leases and $2.4 million in notes receivable, as compared to investments of $2.1 million in equipment leases and $5.7 million in notes receivable during the same period in 1997.

         The Partnership owned equipment held for lease with an original cost of $2,569,000 and a net book value of $231,000 at September 30, 1998, as compared to $2,515,000 and $318,000 respectively at September 30, 1997. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership made payments of principal of $2,471,000 on its outstanding debt during the nine months ended September 30, 1998, as compared to $4,313,000 during the nine months ended September 30, 1997.

         The cash distributed to partners during the nine months ended September 30, 1998 was $2,711,000, as compared to $2,724,000 during the same period in

1997. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,603,000 and $2,615,000 in cash distributions during the nine months ended September 30, 1998 and 1997, respectively. The total cumulative cash distributions to limited partners as of September 30, 1998 was $12,736,000, as compared to $9,265,000 at September 30, 1997. The General Partner received $108,000 and $109,000 during the nine months ended September 30, 1998 and 1997, respectively. The Partnership anticipates making distributions to partners during 1998 at the same rate as 1997.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------

Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable
            -----------------------------------------------------

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership,
                                      General Partner

                                      BY: PHOENIX LEASING ASSOCIATES III, INC.
                                          a Nevada corporation,
                                          General Partner


     Date                      Title                             Signature
     ----                      -----                             ---------


November 11, 1998  Senior Vice President                    /S/ GARY W. MARTINEZ
-----------------  and a Director of                        --------------------
                   Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



November 11, 1998  Chief Financial Officer,                 /S/ HOWARD SOLOVEI
-----------------  Treasurer and a Director of              --------------------
                   Phoenix Leasing Associates III, Inc.     (Howard Solovei)



November 11, 1998  Senior Vice President,                   /S/ BRYANT J. TONG
-----------------  Financial Operations of                  --------------------
                   (Principal Accounting Officer)           (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.