Form 10KSB
period 1998-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1999-03-25
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-25278


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                    No
                            -------                     -------

The Registrant's revenue for its most recent fiscal year was $4,791,000.

As of December 31, 1998, 1,573,129 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         1998 FORM 10-KSB ANNUAL REPORT


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


                                     PART II

Item 5.     Market for the Registrant's Securities and Related Security Holder
              Matters......................................................... 5
Item 6.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................... 6
Item 7.     Financial Statements.............................................. 9
Item 8.     Disagreements on Accounting and Financial Disclosure Matters......22


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant................22
Item 10.    Executive Compensation............................................23
Item 11.    Security Ownership of Certain Beneficial Owners and Management....23
Item 12.    Certain Relationships and Related Transactions....................24


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...24


Signatures....................................................................25

                                     PART I

Item 1.       Business.
              --------

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

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $65,477,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.87%. The average initial firm term of contractual payments from loans was 48 months and the weighted average interest was 16.21%.

         The Partnership has acquired significant amounts of equipment or assets with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing, however, the ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period will not exceed four to five (80%). The cash flow generated by such investments in equipment leases or financing transactions will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 1998, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $38,080,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in a joint venture, at December 31, 1998:

                                                                 Percentage of
      Asset Types                           Cost of Assets(1)     Total Assets
      -----------                           -----------------    -------------
                                         (Amounts in Thousands)

Equipment:
Computer Hardware                              $ 7,211                19%
Furniture and Fixtures                           4,584                12
Lab Test Equipment                               3,135                 8
Leasehold Improvements                           2,980                 8
Commercial Equipment                             2,267                 6
Miscellaneous Equipment                          2,271                 6
Manufacturing Equipment                          1,004                 3
Communications Equipment                           690                 2
Software                                           794                 2
                                               -------               ---

     Total Equipment                            24,936                66

Financing:
Financing to Emerging Growth Companies           8,029                21
Financing to Other Businesses                    5,115                13
                                               -------               ---

     Total Financing                            13,144                34
                                               -------               ---

         Total Assets                          $38,080               100%
                                               =======               ===

(1) These amounts include the Partnership's pro rata interest in a financing joint venture of $290,000 and cost of equipment on financing leases of $19,754,000 at December 31, 1998.

Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter.


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                    Number of Unit Holders
                     Title of Class                as of December 31, 1998
              ----------------------------         -----------------------

              Limited Partners                               1,622
              General Partner                                    1

Item 6.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $1,859,000 during the year ended December 31, 1998, as compared to net income of $1,438,000 during 1997. The increase in net income during 1998, as compared to 1997, resulted from decreases in expense items in excess of decreases in income items.

         Total revenues decreased by $842,000 during the year ended December 31, 1998, as compared to the same period in 1997. Earned income from financing leases decreased by $1,015,000 during the year ended December 31, 1998, as compared to the same period in 1997. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $8 million at December 31, 1998, as compared to $14 million at December 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Another factor contributing to the decline in total revenues for year ended December 31, 1998, compared to 1997, is the decrease in gain on sale of securities of $456,000. The gain on sale of securities of $4,000 and $460,000, recognized during the years ended December 31, 1998 and 1997, respectively, was due to the exercise and sale of stock warrants held by the Partnership, in which $10,000 and $455,000 of proceeds was received for the years ended December 31, 1998 and 1997, respectively. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. As of December 31, 1998, the Partnership had remaining investments in stock warrants with unrealized gains of $189,000, compared to $57,000 at December 31, 1997. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decreases in earned income from financing leases and gain on sale of securities for the year ended December 31, 1998, were partially offset by an increase in interest income from notes receivable, rental income and gain on sale of equipment.

         Interest income from notes receivable increased by $220,000 for the year ended December 31, 1998, compared to the same period in the previous year. This increase in interest income is attributable to new investments made during 1997 and 1998.

         The increase in rental income of $269,000 for the year ended December 31, 1998, compared to the same period in 1997, is due to financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases.

         The Partnership experienced an increase in gain on sale of equipment of $249,000 for the year ended December 31, 1998, compared to the same period in 1997. The gain on sale of equipment during 1998 is a result of an increase in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also increased. The Partnership sold equipment with an aggregate original cost of $11.5 million for the year ended December 31, 1998, compared to $7.3 million for the same period in 1997. At December 31, 1998, the Partnership owned equipment with an aggregate original cost of $24.9 million, as compared to the $34.4 million of equipment owned at December 31, 1997.

         Total expenses decreased by $1,263,000 for the year ended December 31, 1998, as compared to the same period in the prior year. The decrease in expenses is primarily due to decreases in depreciation and amortization and interest expense. Depreciation and amortization decreased $585,000 for the year ended December 31, 1998, as compared to 1997, due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $397,000 during the year ended December 31, 1998, as compared 1997, is a result of a decline in the Partnership's outstanding debt. As of December 31, 1998, the Partnership's outstanding notes payable balance is $1,125,000 compared to $4,015,000 as of December 31, 1997.

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

         The Partnership reported net cash from leasing and financing activities of $13,505,000 during the year ended December 31, 1998, as compared to $15,929,000 during the same period in 1997. This decrease is reflective of the decrease in payments received from financing leases.

         During the year ended December 31, 1998, the Partnership invested $2 million in finance leases and $2.4 million in notes receivable, as compared to investments of $3.1 million in finance leases and $7.3 million in notes receivable during the same period in 1997.

         As of December 31, 1998, the Partnership reported equipment being held for lease with an original cost of $2,887,000 and a net book value of $166,000, as compared to equipment being held for lease with an original cost of $2,545,000 and a net book value of $246,000 at December 31, 1997. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The Partnership received proceeds from the sale of equipment of $583,000 for the year ended December 31, 1998, compared to $292,000 for the same period in the previous year. The net book value of the equipment sold during the year ended December 31, 1998 was $177,000, compared to $135,000 for the equipment sold in 1997

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of December 31, 1998, the Partnership had repaid approximately $19.2 million of this loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank, which expired on December 31, 1996. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. As of December 31, 1998, the Partnership had borrowed $3 million under this loan agreement, approximately $2.6 million of which has been repaid.

         Payments of the Partnership's borrowings discussed above are payable monthly. The Partnership made payments of principal of $2,889,000 on its outstanding debt during the year ended December 31, 1998, as compared to $5,750,000 during the year ended December 31, 1997.

         The cash distributed to partners during the year ended December 31, 1998 was $3,613,000, as compared to $3,628,000 during the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,468,000 and $3,483,000 in cash distributions during the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, the cumulative cash distributions to limited partners was $13,601,000 as compared to $10,133,000 at December 31, 1997, respectively. The General Partner received $145,000 during the years ended December 31, 1998 and 1997. The Partnership anticipates making distributions to partners during 1999 at a slightly higher rate than in 1998.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $15 per limited partnership unit at December 31, 1998.

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Phoenix Leasing American Business Fund, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) as of December 31, 1998, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 22, 1999

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 1998
                                                               -----------------
ASSETS

Cash and cash equivalents                                           $ 4,536

Accounts receivable (net of allowance for losses on accounts
   receivable of $306)                                                  363

Notes receivable (net of allowance for losses on notes
   receivable of $602)                                                7,765

Net investment in financing leases (net of allowance for early
   terminations of $231)                                              7,898

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,790)                                  166

Capitalized acquisition fees (net of accumulated amortization
   of $1,961)                                                           647

Other assets                                                            401
                                                                    -------

     Total Assets                                                   $21,776
                                                                    =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $   939

   Notes payable                                                      1,125
                                                                    -------

     Total Liabilities                                                2,064
                                                                    -------

Partners' Capital:

   General Partner                                                       47

   Limited Partners, 2,500,000 units authorized, 1,603,335 units
     issued and 1,573,129 units outstanding                          19,476

   Accumulated other comprehensive income                               189
                                                                    -------

     Total Partners' Capital                                         19,712
                                                                    -------

     Total Liabilities and Partners' Capital                        $21,776
                                                                    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                         1998     1997
                                                         ----     ----
INCOME

   Earned income, financing leases                     $ 1,683  $ 2,698
   Interest income, notes receivable                     1,435    1,215
   Rental income                                         1,074      805
   Gain on sale of equipment                               406      157
   Gain on sale of securities                                4      460
   Other income                                            189      298
                                                       -------  -------

     Total Income                                        4,791    5,633
                                                       -------  -------

EXPENSES

   Depreciation and amortization                           653    1,238
   Amortization of acquisition fees                        473      585
   Lease related operating expenses                         90      165
   Management fees to General Partner                      306      367
   Reimbursed administrative costs to General Partner      289      383
   Interest expense                                        239      636
   Provision for losses on receivables                     617      527
   General and administrative expenses                     265      294
                                                       -------  -------

     Total Expenses                                      2,932    4,195
                                                       -------  -------

NET INCOME                                               1,859    1,438

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period        136      289
     Less:  reclassification adjustment for gains
       included in net income                               (4)    (460)
                                                       -------  -------

Other comprehensive income                                 132     (171)
                                                       -------  -------

COMPREHENSIVE INCOME                                   $ 1,991  $ 1,267
                                                       =======  =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $  1.08  $   .81
                                                       =======  =======

ALLOCATION OF NET INCOME:
   General Partner                                     $   162  $   158
   Limited Partners                                      1,697    1,280
                                                       -------  -------

                                                       $ 1,859  $ 1,438
                                                       =======  =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                                      Accumulated
                                               General                                  Other
                                               Partner's      Limited Partners'      Comprehensive   Total
                                                Amount        Units       Amount        Income       Amount
                                               ---------      ------------------     -------------   ------

Balance, December 31, 1996                    $       17    1,588,681   $   23,662   $      228   $   23,907

Redemptions of capital                              --         (9,976)        (141)        --           (141)

Other comprehensive income                          --           --           --           (171)        (171)

Distributions to partners ($2.20 per limited
   partnership unit)                                (145)        --         (3,483)        --         (3,628)

Net income                                           158         --          1,280         --          1,438
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1997                            30    1,578,705       21,318           57       21,405

Redemptions of capital                              --         (5,576)         (71)        --            (71)

Other comprehensive income                          --           --           --            132          132

Distributions to partners ($2.20 per limited
   partnership unit)                                (145)        --         (3,468)        --         (3,613)

Net income                                           162         --          1,697         --          1,859
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                    $       47    1,573,129   $   19,476   $      189   $   19,712
                                              ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                       1998       1997
                                                       ----       ----
Operating Activities:

   Net income                                        $ 1,859     $ 1,438

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     653       1,238
       Amortization of acquisition fees                  473         585
       Gain on sale of equipment                        (406)       (157)
       Provision for early termination,
         financing leases                                157         249
       Provision for losses on notes receivable          287         166
       Provision for losses on accounts receivable       172         112
       Equity in earnings from joint venture, net        (17)        (27)
       Gain on sale of securities                         (4)       (460)
       Increase in accounts receivable                  (138)       (185)
       Decrease in accounts payable and accrued
         expenses                                        (96)        (94)
       Decrease in other assets                           26         174
                                                     -------     -------
   Net cash provided by operating activities           2,966       3,039
                                                     -------     -------

Investing Activities:

   Principal payments, financing leases                7,358       9,883
   Principal payments, notes receivable                3,181       3,007
   Distributions from joint ventures                      84          83
   Proceeds from sale of equipment                       583         292
   Proceeds from sale of securities                       10         455
   Investment in financing leases                     (2,025)     (3,069)
   Investment in notes receivable                     (2,439)     (7,324)
   Payment of acquisition fees                          (280)       (315)
                                                     -------     -------

   Net cash provided by investing activities           6,472       3,012
                                                     -------     -------

Financing Activities:

   Payments of principal, notes payable               (2,889)     (5,750)
   Distributions to partners                          (3,613)     (3,628)
   Redemptions of capital                                (66)       (141)
                                                     -------     -------

   Net cash used by financing activities              (6,568)     (9,519)
                                                     -------     -------

Increase (decrease) in cash and cash
  equivalents                                          2,870      (3,468)

Cash and cash equivalents, beginning of period         1,666       5,134
                                                     -------     -------

Cash and cash equivalents, end of period             $ 4,536     $ 1,666
                                                     =======     =======

Supplemental Cash Flow Information:

   Cash paid for interest expense                    $   223     $   588

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Note 1.       Organization and Partnership Matters.
              ------------------------------------

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

         For financial reporting purposes, Partnership net income and net losses will be allocated 99% to the Limited Partners and 1% to the General Partner. In addition, the General Partner will be allocated gross rental and interest income in amounts equal to the excess, if any, of the cumulative distributions to the General Partner over the cumulative gross rental and interest income allocated to the General Partner. Syndication costs will be allocated 1% to the General Partner and 99% to the Limited Partners.

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

         Phoenix Securities, Inc., an affiliate of the General Partner, had contracted with or employed certain persons who received certain compensation for wholesaling activities performed in connection with the offering of the units through broker-dealers.

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31, follows:

                                                       1998        1997
                                                       ----        ----
                                                    (Amounts in Thousands)

         Management fees                               $306        $367
         Acquisition fees                               178         416
         Cash distributions                             145         145
                                                       ----        ----

                                                       $629        $928
                                                       ====        ====

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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $11,000 and $21,000 during the years ended December 31, 1998 and 1997, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting high technology equipment and competitive factors within the high technology marketplace. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $30,000 and $39,000 ($.02 and $.02 per limited partnership unit) for the years ended December 31, 1998 and 1997, respectively.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported as other comprehensive income.

         Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

         Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                         (Amounts in Thousands)

         Lease payments                                          $ 501
         General Partner and Affiliates                             45
         Interest                                                   13
         Property tax                                              110
                                                                 -----
                                                                   669
         Less:  allowance for losses on accounts receivable       (306)
                                                                 -----

              Total                                              $ 363
                                                                 =====

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 13% to 22%
           per annum, receivable in installments ranging
           from 36 to 49 months, collateralized by the
           equipment financed.                                   $ 4,365

         Notes receivable from other businesses with stated
           interest ranging from 13% to 17% per annum,
           receivable in installments ranging from 47 to 85
           months, collateralized by the equipment financed.       4,002
                                                                 -------
                                                                   8,367
         Less:  allowance for losses on notes receivable            (602)
                                                                 -------

           Total                                                 $ 7,765
                                                                 =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:
                                                         (Amounts in Thousands)

         1999 ...........................................     $  3,673
         2000 ...........................................        3,236
         2001 ...........................................        1,751
         2002 ...........................................          849
         Thereafter .....................................          582
                                                              --------

         Total minimum payments to be received ..........       10,091
         Impaired notes receivable ......................          365
         Less:  unearned interest .......................       (2,089)
         Less:  allowance for losses ....................         (602)
                                                              --------

         Net investment in notes receivable .............     $  7,765
                                                              ========

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

         At December 31, 1998, the recorded investment in notes that are considered to be impaired was $365,000 for which the related allowance for losses is $180,000. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 were approximately $285,000 and $40,000, respectively. The Partnership recognized interest income of $17,000 and $0 on impaired notes receivable during the years ended December 31, 1998 and 1997, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:
                                                       1998       1997
                                                       ----       ----
                                                   (Amounts in Thousands)
         Beginning balance                            $ 315      $ 241
              Provision for losses                      287        128
              Write downs                              --          (54)
                                                      -----      -----
         Ending balance                               $ 602      $ 315
                                                      =====      =====


Note 5.       Net Investment in Financing Leases and Equipment on Operating
              -------------------------------------------------------------
              Leases.
              ------

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

         The net investment in financing leases consists of the following at December 31:

                                                                 1998
                                                                 ----
                                                        (Amounts in Thousands)
         Minimum lease payments to be received                 $ 9,467
         Less: unearned income                                  (1,338)
               allowance for early terminations                   (231)
                                                               -------

         Net investment in financing leases                    $ 7,898
                                                               =======

         Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31, are as follows:

                                                Financing      Operating
                                                ---------      ---------
                                                 (Amounts in Thousands)

         1999 .........................          $5,230          $  311
         2000 .........................           2,597              19
         2001 .........................           1,192            --
         2002 .........................             448            --
         2003 .........................            --              --
                                                 ------          ------

              Total ...................          $9,467          $  330
                                                 ======          ======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 1998 was $166,000.


Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------


         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment lease operations                                $441
         Security deposits                                          398
         General Partner and Affiliates                              30
         Other                                                       65
                                                                   ----

                 Total                                             $934
                                                                   ====


Note 7.          Notes Payable.
                 -------------

         Notes payable consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                         (Amounts in Thousands)

         Notes payable to banks, collateralized by all
           assets of the Partnership with variable rates
           of interest tied to the banks' base rate or
           IBOR rate, with payment terms of 48 months.           $1,125
                                                                 ======

         Principal payments due for the years ended December 31, are as follows:

                                                         (Amounts in Thousands)

         1999 ......................................             $1,104
         2000 ......................................                 21
         2001 ......................................               --
                                                                 ------

             Total .................................             $1,125
                                                                 ======

         Interest on the notes payable is tied to various indexes. The weighted average interest rate for these notes is 7.96% at December 31, 1998. The terms of the Partnership's outstanding notes payable contain, among other covenants, requirements for maintaining certain financial ratios and restrictions on cash distributions to partners in the event of default.

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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1998:

                         Reported Amounts     Tax Basis       Net Difference
                         ----------------     ---------       --------------
                                        (Amounts in Thousands)

         Assets              $21,776           $20,745           $ 1,031
         Liabilities           2,064             1,818               246

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                         1998        1997
                                                         ----        ----
                                                      (Amounts in Thousands)

         Net income for financial reporting purposes    $ 1,859   $ 1,438

         Adjustments for tax purposes:
              Tax depreciation in excess of book         (4,286)   (5,564)
              Difference in rental income recognition     7,162     9,848
              Excess of book gain on sale of equipment
                over tax gain on sale of equipment       (2,221)   (2,498)
              Book valuation allowances not recognized
                for tax purposes                            595       431
              Other                                         (12)      (21)
                                                        -------   -------

         Net income for federal income tax purposes     $ 3,097   $ 3,634
                                                        =======   =======

Note 9.       Related Entities.
              ----------------

         Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.      Net Income and Distributions per Limited Partnership Unit.
              ---------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,576,194 and 1,582,654 for the years ended December 31, 1998 and 1997, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


Note 11.      Reimbursed Costs to the General Partner and Affiliates.
              ------------------------------------------------------

         The General Partner and affiliates incur certain administrative costs such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner and affiliates are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

         The reimbursed costs to the General Partner are $381,000 and $541,000 at December 31, 1998 and 1997, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities, notes receivable and notes payable approximate the fair values.


 Note 13.     Subsequent Events.
              -----------------

         In January 1999, cash distributions of $36,000 and $411,000 were made to the General and Limited Partners, respectively.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.
              --------------------------------------------------

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

         GUS CONSTANTIN, age 61, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLA III. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations of PLA III. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV and
              Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1998, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.
              ----------------------

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
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $  484(1)                    $    0                   $    0
                                                          =====                        =====                    =====

(1)  Consists of management and acquisition fees.



Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                       Page No.
                                                                       --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1998                       11
              Statements of Operations and Comprehensive Income
                for the year ended December 31, 1998 and 1997             12
              Statements of Partners' Capital for the year
                ended December 31, 1998 and 1997                          13
              Statements of Cash Flows for the year ended
                December 31, 1998 and 1997                                14
              Notes to Financial Statements                             15 - 21

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      Exhibits

         21.  Additional Exhibits

              a) Balance Sheets of Phoenix Leasing Associates III, Inc. E21  1-5
                 Balance Sheets of Phoenix Leasing Associates III L.P.  E21  6-9

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


Date: March 24, 1999           By: /S/  GUS CONSTANTIN
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

/S/ GUS CONSTANTIN      President and a Director                  March 24, 1999
---------------------   of Phoenix Leasing Associates III, Inc.   --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 24, 1999
---------------------   Phoenix Leasing Associates III, Inc.      --------------
(Gary W. Martinez)

                        Chief Financial Officer,                  March 24, 1999
/S/ HOWARD SOLOVEI      Treasurer and a Director of               --------------
---------------------   Phoenix Leasing Associates III, Inc.
(Howard Solovei)


/S/ BRYANT J. TONG      Senior Vice President,                    March 24, 1999
---------------------   Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Associates III, Inc.