Form 10QSB
period 1999-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1999-05-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

1,572,904 Units of Limited Partnership Interest were outstanding as of March 31, 1999.

Transitional small business disclosure format:

                     Yes                           No    X
                          -----                        -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          March 31, December 31,
                                                            1999       1998
                                                            ----       ----
ASSETS

Cash and cash equivalents                                  $ 3,685   $ 4,536

Accounts receivable (net of allowance for losses on
   accounts receivable of $304 and $306 at March 31,
   1999 and December 31, 1998, respectively)                   378       363

Notes receivable (net of allowance for losses on notes
   receivable of $643 and $602 at March 31, 1999 and
   December 31, 1998, respectively)                          7,577     7,765

Net investment in financing leases (net of allowance for
   early terminations of $215 and $231 at March 31, 1999
   and December 31, 1998, respectively)                      7,027     7,898

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,689 and $1,790 at
   March 31, 1999 and December 31, 1998, respectively)         301       166

Capitalized acquisition fees (net of accumulated
   amortization of $2,062 and $1,961 at March 31, 1999
   and December 31, 1998, respectively)                        609       647

Other assets                                                   428       401
                                                           -------   -------

     Total Assets                                          $20,005   $21,776
                                                           =======   =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                   $   769   $   939

   Notes payable                                               205     1,125
                                                           -------   -------

     Total Liabilities                                         974     2,064
                                                           -------   -------

Partners' Capital
   General Partner                                              49        47

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,572,904 and
     1,573,129 units outstanding at March 31, 1999
     and December 31, 1998, respectively                    18,748    19,476

   Accumulated other comprehensive income                      234       189
                                                           -------   -------

     Total Partners' Capital                                19,031    19,712
                                                           -------   -------

     Total Liabilities and Partners' Capital               $20,005   $21,776
                                                           =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
INCOME
   Earned income, financing leases                            $   264   $   498
   Interest income, notes receivable                              314       385
   Rental income                                                   96       340
   Gain on sale of equipment                                       59       140
   Other income                                                    54        47
                                                              -------   -------

     Total Income                                                 787     1,410
                                                              -------   -------

EXPENSES
   Depreciation and amortization                                  156       190
   Amortization of acquisition fees                               102       135
   Lease related operating expenses                                26        26
   Management fees to General Partner                              61        89
   Reimbursed administrative costs to General Partner              66        84
   Interest expense                                                19        83
   Provision for losses on receivables                             68        88
   General and administrative expenses                             70        70
                                                              -------   -------

     Total Expenses                                               568       765
                                                              -------   -------

NET INCOME                                                        219       645

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period                45        98
     Less:  reclassification adjustment for gains
            included in net income                               --          (7)
                                                              -------   -------
Other comprehensive income                                         45        91
                                                              -------   -------

COMPREHENSIVE INCOME                                          $   264   $   736
                                                              =======   =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                       $   .12   $   .38
                                                              =======   =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $   .58   $   .55
                                                              =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                            $    38   $    42
   Limited Partners                                               181       603
                                                              -------   -------

                                                              $   219   $   645
                                                              =======   =======

        The accompanying note are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $   219   $   645
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              156       190
       Amortization of acquisition fees                           102       135
       Equity in losses (earnings) from joint ventures, net        12        (5)
       Gain on sale of equipment                                  (59)     (140)
       Gain on sale of securities                                --          (7)
       Provision for early termination, financing leases           27        46
       Provision for losses on notes receivable                    41        42
       Decrease (increase) in accounts receivable                 (15)       89
       Decrease in accounts payable and accrued expenses         (224)      (70)
       Decrease in other assets                                     3        48
                                                              -------   -------
Net cash provided by operating activities                         262       973
                                                              -------   -------
Investing Activities:
--------------------
   Principal payments, financing leases                         1,472     2,024
   Principal payments, notes receivable                           813     1,041
   Distributions from joint ventures                                3        21
   Proceeds from sale of equipment                                 78       160
   Proceeds from sale of securities                              --           7
   Investment in financing leases                                (938)     (458)
   Investment in notes receivable                                (666)     (343)
   Payment of acquisition fees                                    (10)     (101)
                                                              -------   -------
Net cash provided by investing activities                         752     2,351
                                                              -------   -------
Financing Activities:
--------------------
   Payments of principal, notes payable                          (920)   (1,238)
   Redemptions of capital                                          (3)       (7)
   Distributions to partners                                     (942)     (904)
                                                              -------   -------
Net cash used in financing activities                          (1,865)   (2,149)
                                                              -------   -------
Increase (decrease) in cash and cash equivalents                 (851)    1,175
Cash and cash equivalents, beginning of period                  4,536     1,666
                                                              -------   -------
Cash and cash equivalents, end of period                      $ 3,685   $ 2,841
                                                              =======   =======
Supplemental Cash Flow Information:
   Cash paid for interest expense                             $    19   $    71

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $8,220,000 of which $482,000 is considered to be impaired. The Partnership has an allowance for losses of $643,000 as of March 31, 1999. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $482,000 and $64,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                   1999         1998
                                                   ----         ----
                                                 (Amounts In Thousands)

         Beginning balance                         $602         $315
              Provision for losses                   41           42
              Write downs                           -            -
                                                   ----         ----
         Ending balance                            $643         $357
                                                   ====         ====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,572,956 and 1,578,371 for the three months ended March 31, 1999 and 1998, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------


Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $219,000 during the three months ended March 31, 1999, as compared to net income of $645,000 during the same period in 1998. The decrease in net income for the three months ended March 31, 1999 is primarily due to a decrease in earned income from financing leases and rental income as compared to the same period in the previous year.

         Total  revenues  decreased by $623,000 for the three months ended March
31, 1999, as compared to the same period in 1998. The primary factor contributing to the decline in total revenues for the three months ended March 31, 1999, compared to the same period in 1998, is the decreases in earned income from financing leases and rental income. The decrease in earned income from financing leases for the three months ended March 31, 1999 of $234,000, compared to the same period in 1998, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $7 million at March 31, 1999, as compared to $11.9 million at March 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Rental income decreased by $244,000 for the three months ended March 31, 1999, compared to the same period in 1998. Rental income for the three months ended March 31, 1998 was higher than usual as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income was also a result of settlements from defaulted leases.

         The decrease in gain on sale of equipment of $81,000 for the three months ended March 31, 1999, compared to the same period in 1998, also contributed to the decline in total revenues for the period. The Partnership received proceeds from the sale of equipment of $78,000 for the three months ended March 31, 1999, compared to $160,000 for the three months ended March 31, 1998. The Partnership sold equipment with an aggregate original cost of $3.4 million for the three months ended March 31, 1999, compared to $3.3 million for the same period in 1998. At March 31, 1999, the Partnership owned equipment with an aggregate original cost of $22.4 million, as compared to the $32 million of equipment owned at March 31, 1998.

         Total expenses decreased by $197,000 for the three months ended March 31, 1999, as compared to the same period in the prior year, due to decreases in depreciation and amortization and interest expense. The decrease in depreciation and amortization of $34,000 for the three months ended March 31, 1999, as compared to the same period in 1998, is due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $64,000 for the three months ended March 31, 1999, as compared to the same period in the previous year, is a result of a decline in the Partnership's outstanding debt. As of March 31, 1999, the Partnership's outstanding notes payable balance was $205,000 compared to $2.8 million as of March 31, 1998.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $2,547,000 during the three months ended March 31, 1999, as compared to $4,038,000 during the same period in 1998. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the three months ended March 31, 1999, the Partnership invested $938,000 in financing leases and $666,000 in notes receivable, as compared to investments of $458,000 in financing leases and $343,000 in notes receivable during the same period in 1998.

         The Partnership owned equipment held for lease with an original cost of $3,765,000 and a net book value of $301,000 at March 31, 1999, as compared to $2,942,000 and $616,000 respectively at March 31, 1998. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The  Partnership   made  payments  of  principal  of  $920,000  on  its
outstanding debt during the three months ended March 31, 1999, as compared to $1,238,000 during the three months ended March 31, 1998.

         The cash distributed to partners during the three months ended March 31, 1999 was $942,000, as compared to $904,000 during the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $906,000 and $868,000 in cash distributions during the three months ended March 31, 1999 and 1998, respectively. The total cumulative cash distributions to limited partners as of March 31, 1999 was $14,508,000, as compared to $11,002,000 at March 31, 1998. The General Partner received $36,000 during the three months ended March 31, 1999 and 1998. The Partnership plans to make distributions to partners during 1999 at a slightly higher rate than in 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 1999

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

         b)  Reports on 8-K:  None.

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership,
                                      General Partner

                                      BY: PHOENIX LEASING ASSOCIATES III, INC.
                                          a Nevada corporation,
                                          General Partner


     Date                      Title                             Signature
     ----                      -----                             ---------


May 13, 1999       Senior Vice President                    /S/ GARY W. MARTINEZ
------------       and a Director of                        --------------------
                   Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



May 13, 1999       Chief Financial Officer,                 /S/ HOWARD SOLOVEI
------------       Treasurer and a Director of              --------------------
                   Phoenix Leasing Associates III, Inc.     (Howard Solovei)



May 13, 1999       Senior Vice President,                   /S/ BRYANT J. TONG
------------       Financial Operations of                  --------------------
                   (Principal Accounting Officer)           (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.