Form 10QSB
period 1999-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1999-08-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

1,572,654 Units of Limited Partnership Interest were outstanding as of June 30, 1999.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----
ASSETS
Cash and cash equivalents                                 $ 3,251     $ 4,536

Accounts receivable (net of allowance for losses
   on accounts receivable of $289 and $306 at
   June 30, 1999 and December 31, 1998, respectively)         354         363

Notes receivable (net of allowance for losses on notes
   receivable of $595 and $602 at June 30, 1999 and
   December 31, 1998, respectively)                         8,016       7,765

Net investment in financing leases (net of allowance for
   early terminations of $40 and $231 at June 30, 1999
   and December 31, 1998, respectively)                     6,452       7,898

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,969 and $1,790 at
   June 30, 1999 and December 31, 1998, respectively)         428         166

Capitalized acquisition fees (net of accumulated
   amortization of $2,160 and $1,961 at June 30, 1999
   and December 31, 1998, respectively)                       602         647

Other assets                                                  133         401
                                                          -------     -------

     Total Assets                                         $19,236     $21,776
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   809     $   939

   Notes payable                                              143       1,125
                                                          -------     -------

     Total Liabilities                                        952       2,064
                                                          -------     -------

Partners' Capital
   General Partner                                             53          47

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,572,654 and
     1,573,129 units outstanding at June 30, 1999
     and December 31, 1998, respectively                   18,229      19,476

   Accumulated other comprehensive income                       2         189
                                                          -------     -------

     Total Partners' Capital                               18,284      19,712
                                                          -------     -------

     Total Liabilities and Partners' Capital              $19,236     $21,776
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
INCOME
   Earned income, financing leases        $   247   $   471   $   511   $   969
   Interest income, notes receivable          310       332       624       716
   Rental income                              181       315       277       655
   Gain on sale of equipment                   64       226       123       366
   Gain (loss) on sale of securities          275        (3)      275         4
   Other income                                19        51        73        91
                                          -------   -------   -------   -------
     Total Income                           1,096     1,392     1,883     2,801
                                          -------   -------   -------   -------

EXPENSES
   Depreciation and amortization              226       158       383       348
   Amortization of acquisition fees            97       119       199       254
   Lease related operating expenses            22        22        48        47
   Management fees to General Partner          61        79       121       168
   Reimbursed administrative costs to
     General Partner                           67        87       133       171
   Interest expense                             4        64        23       147
   Provision for losses on receivables         65        92       133       180
   Legal expense                               60        35       110        68
   General and administrative expenses         23        30        43        67
                                          -------   -------   -------   -------
     Total Expenses                           625       686     1,193     1,450
                                          -------   -------   -------   -------

NET INCOME                                    471       706       690     1,351

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising
       during period                           43        15        88       113
     Less:  reclassification adjustment
            for losses (gains) included
            in net income                    (275)        3      (275)       (4)
                                          -------   -------   -------   -------
Other comprehensive income                   (232)       18      (187)      109
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   239   $   724   $   503   $ 1,460
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $   .27   $   .42   $   .39   $   .80
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $   .60   $   .55   $  1.18   $  1.10
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
   General Partner                        $    44   $    43   $    82   $    85
   Limited Partners                           427       663       608     1,266
                                          -------   -------   -------   -------

                                          $   471   $   706   $   690   $ 1,351
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1999        1998
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $   690     $ 1,351
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            383         348
       Amortization of acquisition fees                         199         254
       Gain on sale of equipment                               (123)       (366)
       Equity in losses (earnings) from joint ventures, net      39         (10)
       Gain on sale of securities                              (275)         (4)
       Provision for early termination, financing leases         51          90
       Provision for losses on notes receivable                  82          90
       Decrease in accounts receivable                            9         107
       Decrease in accounts payable and accrued expenses       (193)        (70)
       Decrease in other assets                                   5          (3)
                                                            -------     -------
Net cash provided by operating activities                       867       1,787
                                                            -------     -------
Investing Activities:
--------------------
   Principal payments, financing leases                       2,496       3,918
   Principal payments, notes receivable                       1,751       1,643
   Proceeds from sale of equipment                              149         498
   Distributions from joint ventures                             38          42
   Proceeds from sale of securities                             275          10
   Investment in financing leases                            (1,772)     (2,025)
   Investment in notes receivable                            (2,084)     (2,116)
   Payment of acquisition fees                                  (92)       (134)
                                                            -------     -------
Net cash provided by investing activities                       761       1,836
                                                            -------     -------
Financing Activities:
--------------------
   Payments of principal, notes payable                        (982)     (1,990)
   Redemptions of capital                                        (5)        (18)
   Distributions to partners                                 (1,926)     (1,809)
                                                            -------     -------
Net cash used in financing activities                        (2,913)     (3,817)
                                                            -------     -------
Decrease in cash and cash equivalents                        (1,285)       (194)
Cash and cash equivalents, beginning of period                4,536       1,666
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 3,251     $ 1,472
                                                            =======     =======
Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest expense                           $    23     $   123

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $8,611,000 of which $487,000 is considered to be impaired. The Partnership has an allowance for losses of $595,000 as of June 30, 1999. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was approximately $484,000 and $205,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                         1999         1998
                                                         ----         ----
                                                       (Amounts In Thousands)

         Beginning balance                               $602         $315
              Provision for losses                         82           90
              Write downs                                 (89)         -
                                                         ----         ----
         Ending balance                                  $595         $405
                                                         ====         ====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,572,869 and 1,578,124 for the six months ended June 30, 1999 and 1998, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $471,000 and $690,000 during the three and six months ended June 30, 1999, as compared to net income of $706,000 and $1,351,000 during the same periods in 1998. The decrease in net income for the three and six months ended June 30, 1999 is primarily due to a decrease in earned income from financing leases, rental income and gain on sale of equipment as compared to the same period in the previous year.

         Total revenues decreased by $296,000 and $918,000 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The primary factor contributing to the decline in total revenues for the three and six months ended June 30, 1999, compared to the same period in 1998, is the decreases in earned income from financing leases and rental income. The decrease in earned income from financing leases for the three and six months ended June 30, 1999 of $224,000 and $458,000, respectively, compared to the same periods in 1998, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $6.4 million at June 30, 1999, as compared to $11.6 million at June 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Rental income decreased by $134,000 and $378,000 for the three and six months ended June 30, 1999, compared to the same period in 1998. Rental income for the three and six months ended June 30, 1998 was higher than usual as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income was also a result of settlements from defaulted leases.

         The decrease in gain on sale of equipment of $162,000 and $243,000 for the three and six months ended June 30, 1999, compared to the same period in 1998, also contributed to the decline in total revenues for the period. The Partnership received proceeds from the sale of equipment of $149,000 for the six months ended June 30, 1999, compared to $498,000 for the six months ended June 30, 1998. The Partnership sold equipment with an aggregate original cost of $6.7 million for the six months ended June 30, 1999, compared to $6 million for the same period in 1998. At June 30, 1999, the Partnership owned equipment with an aggregate original cost of $20 million, as compared to the $30.3 million of equipment owned at June 30, 1998.

         Total expenses decreased by $61,000 and $257,000 for the three and six months ended June 30, 1999, as compared to the same period in the prior year. Most line items decreased for the three and six months ended June 30, 1999; however depreciation and amortization increased $68,000 and $35,000 for the three and six months ended June 30, 1999, as compared to the same period in

1998, due to $4.3 million of equipment held at June 30, 1999, compared to $2.4 million of equipment held at June 30, 1998. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income.

           The decrease in interest expense of $60,000 and $124,000 for the three and six months ended June 30, 1999, as compared to the same period in the previous year, is a result of a decline in the Partnership's outstanding debt. As of June 30, 1999, the Partnership's outstanding notes payable balance was $143,000 compared to $2 million as of June 30, 1998.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $5,114,000 during the six months ended June 30, 1999, as compared to $7,348,000 during the same period in 1998. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the six months ended June 30, 1999, the Partnership invested $1,772,000 in financing leases and $2,084,000 in notes receivable, as compared to investments of $2,025,000 in financing leases and $2,116,000 in notes receivable during the same period in 1998.

         The Partnership owned equipment held for lease with an original cost of $4,298,000 and a net book value of $428,000 at June 30, 1999, as compared to $2,424,000 and $292,000, respectively, at June 30, 1998. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The  Partnership   made  payments  of  principal  of  $982,000  on  its
outstanding debt during the six months ended June 30, 1999, as compared to $1,990,000 during the six months ended June 30, 1998.

         The cash distributed to partners during the six months ended June 30, 1999 was $1,926,000, as compared to $1,809,000 during the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,850,000 and $1,736,000 in cash distributions during the six months ended June 30, 1999 and 1998, respectively. The total cumulative cash distributions to limited partners as of June 30, 1999 was $15,452,000, as compared to $11,870,000 at June 30, 1998. The General Partner received $76,000 and $73,000 during the six months ended June 30, 1999 and 1998, respectively. The Partnership plans to make distributions to partners during 1999 at a slightly higher rate than in 1998.

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

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


August 13, 1999    Senior Vice President                    /S/ GARY W. MARTINEZ
---------------    and a Director of                        --------------------
                   Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



August 13, 1999    Chief Financial Officer,                 /S/ HOWARD SOLOVEI
---------------    Treasurer and a Director of              --------------------
                   Phoenix Leasing Associates III, Inc.     (Howard Solovei)



August 13, 1999    Senior Vice President,                   /S/ BRYANT J. TONG
---------------    Financial Operations of                  --------------------
                   (Principal Accounting Officer)           (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.