Form 10QSB
period 1999-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 1999-11-10
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 1999

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

1,565,229 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $ 3,303      $ 4,536

Accounts receivable (net of allowance for losses
   on accounts receivable of $310 and $306 at
   September 30, 1999 and December 31, 1998,
   respectively)                                             360          363

Notes receivable (net of allowance for losses on
   notes receivable of $451 and $602 at September
   30, 1999 and December 31, 1998, respectively)           7,966        7,765

Net investment in financing leases (net of
   allowance for early terminations of $37 and
   $231 at September 30, 1999 and December 31,
   1998, respectively)                                     5,968        7,898

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,613
   and $1,790 at September 30, 1999 and December
   31, 1998, respectively)                                   440          166

Capitalized acquisition fees (net of accumulated
   amortization of $2,239 and $1,961 at
   September 30, 1999 and December 31, 1998,
   respectively)                                             581          647

Other assets                                                 321          401
                                                         -------      -------

     Total Assets                                        $18,939      $21,776
                                                         =======      =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                 $   906      $   939

   Notes payable                                              80        1,125
                                                         -------      -------

     Total Liabilities                                       986        2,064
                                                         -------      -------

Partners' Capital
   General Partner                                            57           47

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,565,229 and
     1,573,129 units outstanding at September 30,
     1999 and December 31, 1998, respectively             17,680       19,476

   Accumulated other comprehensive income                    216          189
                                                         -------      -------

     Total Partners' Capital                              17,953       19,712
                                                         -------      -------

     Total Liabilities and Partners' Capital             $18,939      $21,776
                                                         =======      =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1999      1998     1999       1998
                                            ----      ----     ----       ----
INCOME
   Earned income, financing leases        $   231   $   361   $   742   $ 1,330
   Interest income, notes receivable          482       349     1,106     1,065
   Rental income                              158       234       435       889
   Gain on sale of equipment                  136        39       259       405
   Gain on sale of securities                   7      --         282         4
   Other income                                56        44       129       135
                                          -------   -------   -------   -------
     Total Income                           1,070     1,027     2,953     3,828
                                          -------   -------   -------   -------

EXPENSES
   Depreciation and amortization              123       113       506       462
   Amortization of acquisition fees            79       122       278       376
   Lease related operating expenses             4        24        51        71
   Management fees to General Partner          54        76       176       244
   Reimbursed administrative costs to
     General Partner                           54        59       187       230
   Interest expense                             3        51        25       198
   Provision for losses on receivables        202       168       336       348
   Legal expense                               49        50       159       118
   General and administrative expenses         29        22        72        88
                                          -------   -------   -------   -------
     Total Expenses                           597       685     1,790     2,135
                                          -------   -------   -------   -------
NET INCOME                                    473       342     1,163     1,693

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (loss)
      arising during period                   221       (79)      309         3
     Less: reclassification adjustment
           for gains included in net
           income                              (7)     --        (282)       (4)
                                          -------   -------   -------   -------
Other comprehensive income (loss)             214       (79)       27        (1)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   687   $   263   $ 1,190   $ 1,692
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .27   $   .19   $   .66   $   .99
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .55   $  1.78   $  1.65
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    43   $    40   $   125   $   125
     Limited Partners                         430       302     1,038     1,568
                                          -------   -------   -------   -------
                                          $   473   $   342   $ 1,163   $ 1,693
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                              1999       1998
                                                              ----       ----
Operating Activities:
--------------------
   Net income                                               $ 1,163     $ 1,693
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            506         462
       Amortization of acquisition fees                         278         376
       Gain on sale of equipment                               (259)       (405)
       Equity in losses (earnings) from joint ventures, net      38         (14)
       Gain on sale of securities                              (282)         (4)
       Provision for early termination, financing leases        152         126
       Provision for losses on notes receivable                 125         135
       Provision for losses on accounts receivable               59          87
       Decrease (increase) in accounts receivable               (56)          3
       Decrease in accounts payable and accrued expenses       (128)       (190)
       Decrease in other assets                                   7          16
                                                            -------     -------
Net cash provided by operating activities                     1,603       2,285
                                                            -------     -------
Investing Activities:
--------------------
   Principal payments, financing leases                       3,577       6,000
   Principal payments, notes receivable                       2,385       2,343
   Proceeds from sale of equipment                              283         569
   Distributions from joint ventures                             62          63
   Proceeds from sale of securities                             282          10
   Investment in financing leases                            (2,603)     (2,025)
   Investment in notes receivable                            (2,711)     (2,439)
   Payment of acquisition fees                                 (117)       (267)
                                                            -------     -------
Net cash provided by investing activities                     1,158       4,254
                                                            -------     -------
Financing Activities:
--------------------
   Payments of principal, notes payable                      (1,045)     (2,471)
   Redemptions of capital                                       (41)        (66)
   Distributions to partners                                 (2,908)     (2,711)
                                                            -------     -------
Net cash used in financing activities                        (3,994)     (5,248)
                                                            -------     -------
Increase (decrease) in cash and cash equivalents             (1,233)      1,291
Cash and cash equivalents, beginning of period                4,536       1,666
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 3,303     $ 2,957
                                                            =======     =======
Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest expense                           $    25     $   194

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $8,417,000. This amount includes impaired notes receivable, net of specific write-downs, of $745,000. The Partnership has an allowance for losses of $451,000 as of September 30, 1999. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was approximately $475,000 and $236,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                      1999        1998
                                                      ----        ----
                                                    (Amounts In Thousands)

         Beginning balance                            $ 602       $ 315
              Provision for losses                      125         135
              Write downs                              (276)       --
                                                      -----       -----
         Ending balance                               $ 451       $ 450
                                                      =====       =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,572,152 and 1,577,067 for the nine months ended September 30, 1999 and 1998, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $473,000 and $1,163,000 during the three and nine months ended September 30, 1999, as compared to net income of $342,000 and $1,693,000 during the same periods in 1998. The increase in net income for the three months ended September 30, 1999 is primarily the result of an increase in interest income from notes receivable and gain on sale of equipment as compared to the same period in 1998. The decrease in net income for the nine months ended September 30, 1999 is primarily due to a decrease in earned income from financing leases, rental income and gain on sale of equipment as compared to the same period in the previous year.

         Total revenues increased by $43,000 for the three months ended September 30, 1999, as compared to the same period in 1998, primarily due to an increase in interest income from notes receivable and the gain on sale of equipment. The increase in interest income from notes receivable of $133,000, as compared to the same period in 1998, resulted from the recognition of interest income on the early payoff of various notes receivable during the three months ended September 30, 1999. The increase in gain on sale of equipment of $97,000 for the three months ended September 30, 1999, as compared to the same period in 1998, also contributed to higher revenues for the period. Decreases in earned income of $130,000 and rental income of $76,000 for the three months ended September 30, 1999, as compared to the same period in 1998, reduced the total increase in revenues for the period, as further discussed below.

         Total revenues decreased by $875,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. The primary factor contributing to the decline in total revenues for the nine months ended September 30, 1999, compared to the same period in 1998, is the decreases in earned income from financing leases and rental income. The decrease in earned income from financing leases for the three and nine months ended September 30, 1999 of $130,000 and $588,000, respectively, compared to the same periods in 1998, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $6 million at September 30, 1999, as compared to $9.4 million at September 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership.

         Rental income decreased by $76,000 and $454,000 for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Rental income for the three and nine months ended September 30, 1998 was higher than usual as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis, as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income was also a result of settlements from defaulted leases.

         The decrease in gain on sale of equipment of $146,000 for the nine months ended September 30, 1999, compared to the same period in 1998, also contributed to the decline in total revenues for the period. The Partnership received proceeds from the sale of equipment of $283,000 for the nine months ended September 30, 1999, compared to $569,000 for the nine months ended September 30, 1998. The Partnership sold equipment with an aggregate original cost of $9.9 million for the nine months ended September 30, 1999, compared to $10 million for the same period in 1998. At September 30, 1999, the Partnership owned equipment with an aggregate original cost of $17.6 million, as compared to the $26.3 million of equipment owned at September 30, 1998.

         Total expenses decreased by $88,000 and $345,000 for the three and nine months ended September 30, 1999, as compared to the same periods in the prior year. Most line items decreased for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. Depreciation and amortization, however, increased $10,000 and $44,000 for the three and nine months ended September 30, 1999, as compared to the same periods in 1998, due to an increase in the amount of equipment held at September 30, 1999 compared to the same period in 1998. As of September 30, 1999, the Partnership had $2.7 million of equipment held compared to $2.6 million of equipment held at September 30, 1998. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income.

           The decrease in interest expense of $48,000 and $173,000 for the three and nine months ended September 30, 1999, as compared to the same periods in the previous year, is a result of a decline in the Partnership's outstanding debt. As of September 30, 1999, the Partnership's outstanding notes payable balance was $80,000 compared to $1.5 million as of September 30, 1998.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $7,565,000 during the nine months ended September 30, 1999, as compared to $10,628,000 during the same period in 1998. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the nine months ended September 30, 1999, the Partnership invested $2,603,000 in financing leases and $2,711,000 in notes receivable, as compared to investments of $2,025,000 in financing leases and $2,439,000 in notes receivable during the same period in 1998.

         The Partnership owned equipment held for lease with an original cost of $2,708,000 and a net book value of $96,000 at September 30, 1999, as compared to $2,569,000 and $231,000, respectively, at September 30, 1998. The General
Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership made payments of principal of $1,045,000 on its outstanding debt during the nine months ended September 30, 1999, as compared to $2,471,000 during the nine months ended September 30, 1998.

         The cash distributed to partners during the nine months ended September 30, 1999 was $2,908,000, as compared to $2,711,000 during the same period in
1998. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,793,000 and $2,602,000 in cash distributions during the nine months ended September 30, 1999 and 1998, respectively. The total cumulative cash distributions to limited partners as of September 30, 1999 was $16,395,000, as compared to $12,736,000 at September 30, 1998. The General Partner received $115,000 and $109,000 during the nine months ended September 30, 1999 and 1998, respectively. The Partnership plans to make distributions to partners during 1999 at a slightly higher rate than in 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com ("ReSourcePhoenix"), an affiliate of the parent to the General Partner, does all local computer processing for the General Partner. And as such ReSourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ReSourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have knowledge of any exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 1999

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


November 10, 1999  Senior Vice President                    /S/ GARY W. MARTINEZ
-----------------  and a Director of                        --------------------
                   Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



November 10, 1999  Chief Financial Officer,                 /S/ HOWARD SOLOVEI
-----------------  Treasurer and a Director of              --------------------
                   Phoenix Leasing Associates III, Inc.     (Howard Solovei)



November 10, 1999  Senior Vice President,                   /S/ BRYANT J. TONG
-----------------  Financial Operations of                  --------------------
                   (Principal Accounting Officer)           (Bryant J. Tong)
                   Phoenix Leasing Associates III, Inc.