Form 10KSB
period 1999-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2000-03-17
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-25278


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

The Registrant's revenue for its most recent fiscal year was $3,771,000.

As of December 31, 1999, 1,565,029 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         1999 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................   4
Item 3.   Legal Proceedings................................................   5
Item 4.   Submission of Matters to a Vote of Security Holders..............   5


                                     PART II

Item 5.   Market for the Registrant's Securities and Related Security
            Holder Matters.................................................   5
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   6
Item 7.   Financial Statements.............................................   9
Item 8.   Disagreements on Accounting and Financial Disclosure Matters.....  22


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant...............  22
Item 10.  Executive Compensation...........................................  23
Item 11.  Security Ownership of Certain Beneficial Owners and Management...  23
Item 12.  Certain Relationships and Related Transactions...................  24


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  24


Signatures.................................................................  25

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

         From the initial formation of the Partnership through December 31, 1999, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $71,460,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.86%. The average initial firm term of contractual payments from loans was 48 months and the weighted average interest was 16.29%.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 1999, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1999, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $28,396,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 1999:

                                                                  Percentage of
      Asset Types                            Cost of Assets(1)     Total Assets
----------------------                       -----------------    -------------
                                           (Amounts in Thousands)

Equipment:
Computer Hardware                                 $ 6,078               21%
Lab Test Equipment                                  2,086                7
Furniture and Fixtures                              1,610                6
Leasehold Improvements                              1,522                5
Miscellaneous Equipment                             1,492                5
Commercial Equipment                                  895                3
Software                                              782                3
Manufacturing Equipment                               744                3
Communications Equipment                              284                1
                                                  -------              ---

     Total Equipment                               15,493               54

Financing:
Financing to Emerging Growth Companies              8,436               30
Financing to Other Businesses                       4,467               16
                                                  -------              ---

     Total Financing                               12,903               46
                                                  -------              ---

         Total Assets                             $28,396              100%
                                                  =======              ---

(1) These amounts include the cost of equipment on financing leases of $11,206,000 at December 31, 1999.

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

         (b)  Approximate number of equity security investments:

                                                   Number of Unit Holders
                     Title of Class               as of December 31, 1999
              ----------------------------        -----------------------

              Limited Partners                                1,621
              General Partner                                     1

Item 6.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $1,390,000 during the year ended December 31, 1999, as compared to net income of $1,859,000 during 1998. The decrease in net income during 1999, as compared to 1998, is primarily due to declines in earned income from financing leases and rental income as compared to the same period in the previous year. This decrease was offset by an increase in gain on sale of securities.

         Total revenues decreased by $1,020,000 during the year ended December 31, 1999, as compared to the same period in 1998. Earned income from financing leases decreased by $735,000 during the year ended December 31, 1999, as compared to the same period in 1998. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $5 million at December 31, 1999, as compared to $8 million at December 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During 1999, the Partnership made new investments in financing leases of $2.9 million, compared to $2 million during 1998.

         Rental income decreased by $458,000 for the year ended December 31, 1999, compared to the same period in 1998. The decrease in rental income is reflective of a reduction in the size of the equipment portfolio. As of December 31, 1999, the Partnership owned equipment with an aggregate original cost of $15 million compared to $25 million at December 31, 1998. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 1999, the Partnership owned equipment being held for lease with an original purchase price of $3,040,000 and a net book value of $32,000, compared to $2,887,000 and $166,000, respectively, at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Rental income for the year ended December 31, 1998 was higher than usual as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases.

         Interest income from notes receivable decreased by $49,000 for the year ended December 31, 1999, compared to 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable; however this decrease was offset by new investments made in notes receivable during 1999 and 1998. The Partnership made new investments in notes receivable of $3.1 million and $2.4 million for the years ended December 31, 1999 and 1998, respectively.

         The Partnership reported a gain on sale of securities of $322,000 for the year ended December 31, 1999, compared to $4,000 in 1998. The securities sold for both 1999 and 1998 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $322,000 and $10,000 from the sale of these securities during the year ended December 31, 1999 and 1998, respectively. In addition, at December 31, 1999, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $2,337,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses decreased by $551,000 for the year ended December 31, 1999, as compared to the same period in the prior year. The decrease in expenses is primarily due to decreases in depreciation and amortization and interest expense. Depreciation and amortization decreased $130,000 for the year ended December 31, 1999, as compared to 1998, due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $210,000 during the year ended December 31, 1999, as compared 1998, is a result of the Partnership's debt being paid off during the year ended December 31, 1999. As of December 31, 1999, the Partnership's outstanding notes payable balance is $0 compared to $1,125,000 as of December 31, 1998.

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

         The Partnership reported net cash from leasing and financing activities of $10,268,000 during the year ended December 31, 1999, as compared to $13,510,000 during the same period in 1998. This decrease is reflective of the decrease in payments received from financing leases and rental income offset by an increase in principal payments from notes receivable, as previously discussed in the Results of Operations.

         During the year ended December 31, 1999, the Partnership invested $2.9 million in finance leases and $3.1 million in notes receivable, as compared to investments of $2 million in finance leases and $2.4 million in notes receivable during the same period in 1998.

         As of December 31, 1999, the Partnership reported equipment being held for lease with an original cost of $3,040,000 and a net book value of $32,000, as compared to equipment being held for lease with an original cost of $2,887,000 and a net book value of $166,000 at December 31, 1998. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The Partnership received proceeds from the sale of equipment of $347,000 for the year ended December 31, 1999, compared to $583,000 for the same period in the previous year. The net book value of the equipment sold during the year ended December 31, 1999 was $32,000, compared to $177,000 for the equipment sold in 1998.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. As of December 31, 1999, the Partnership has repaid the loan.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank, which expired on December 31, 1996. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. The Partnership had borrowed $3 million under this loan agreement. As of December 31, 1999, the Partnership has repaid the loan.

         Payments of the Partnership's borrowings discussed above were payable monthly. The Partnership made payments of principal of $1,125,000 on its outstanding debt during the year ended December 31, 1999, as compared to $2,889,000 during the year ended December 31, 1998.

         The cash distributed to partners during the year ended December 31, 1999 was $3,887,000, as compared to $3,613,000 during the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,733,000 and $3,468,000 in cash distributions during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the cumulative cash distributions to limited partners was $17,334,000 as compared to $13,601,000 at December 31, 1998, respectively. The General Partner received $154,000 and $145,000 during the years ended December 31, 1999 and 1998, respectively. The Partnership anticipates making distributions to partners during 2000 at the same rate as in 1999.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $11 per limited partnership unit at December 31, 1999.

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of January 31, 2000 RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

         RPC will continue to monitor internal and external issues related to year 2000.

         Costs incurred by the Partnership will be expenses as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Phoenix Leasing American Business Fund, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) as of December 31, 1999, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2000

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 1999
                                                               -----------------
ASSETS

Cash and cash equivalents                                          $   4,309

Accounts receivable (net of allowance for losses on accounts
   receivable of $311)                                                   292

Notes receivable (net of allowance for losses on notes
   receivable of $70)                                                  7,085

Net investment in financing leases (net of allowance for early
   terminations of $52)                                                5,182

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,649)                                   354

Capitalized acquisition fees (net of accumulated amortization
   of $2,335)                                                            511

Marketable securities                                                  2,337

Other assets                                                             104
                                                                   ---------

     Total Assets                                                  $  20,174
                                                                   =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                           $     900
                                                                   ---------

     Total Liabilities                                                   900
                                                                   ---------

Partners' Capital:

   General Partner                                                        59

   Limited Partners, 2,500,000 units authorized, 1,603,335 units
     issued and 1,565,029 units outstanding                           16,878

   Accumulated other comprehensive income                              2,337
                                                                   ---------

     Total Partners' Capital                                          19,274
                                                                   ---------

     Total Liabilities and Partners' Capital                       $  20,174
                                                                   =========

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                       1999        1998
                                                       ----        ----
INCOME

   Earned income, financing leases                    $   948    $ 1,683
   Interest income, notes receivable                    1,386      1,435
   Rental income                                          616      1,074
   Gain on sale of equipment                              315        406
   Gain on sale of securities                             322          4
   Other income                                           184        189
                                                      -------    -------

     Total Income                                       3,771      4,791
                                                      -------    -------

EXPENSES

   Depreciation and amortization                          621        653
   Amortization of acquisition fees                       375        473
   Lease related operating expenses                        59         90
   Management fees to General Partner                     234        306
   Reimbursed administrative costs to General
     Partner                                              274        289
   Provision for losses on receivables                    484        617
   Legal fees                                             212        152
   Interest expense                                        29        239
   General and administrative expenses                     93        113
                                                      -------    -------

     Total Expenses                                     2,381      2,932
                                                      -------    -------

NET INCOME                                              1,390      1,859

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                           2,470        136
     Less:  reclassification adjustment for gains
       included in net income                            (322)        (4)
                                                      -------    -------

Other comprehensive income                              2,148        132
                                                      -------    -------

COMPREHENSIVE INCOME                                  $ 3,538    $ 1,991
                                                      =======    =======


NET INCOME PER LIMITED PARTNERSHIP UNIT               $   .78    $  1.08
                                                      =======    =======

ALLOCATION OF NET INCOME:
   General Partner                                    $   166    $   162
   Limited Partners                                     1,224      1,697
                                                      -------    -------

                                                      $ 1,390    $ 1,859
                                                      =======    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                             Accumulated
                                        General                                 Other
                                       Partner's      Limited Partners'     Comprehensive    Total
                                        Amount       Units        Amount        Income       Amount
                                       ---------     -------------------    -------------    ------

Balance, December 31, 1997            $       30    1,578,705   $   21,318   $       57   $   21,405

Redemptions of capital                      --         (5,576)         (71)        --            (71)

Other comprehensive income                  --           --           --            132          132

Distributions to partners ($2.20 per
   limited partnership unit)                (145)        --         (3,468)        --         (3,613)

Net income                                   162         --          1,697         --          1,859
                                      ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                    47    1,573,129       19,476          189       19,712

Redemptions of capital                      --         (8,100)         (89)         (89)

Other comprehensive income                  --           --           --          2,148        2,148

Distributions to partners ($2.38 per
   limited partnership unit)                (154)        --         (3,733)        --         (3,887)

Net income                                   166         --          1,224         --          1,390
                                      ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999            $       59    1,565,029   $   16,878   $    2,337   $   19,274
                                      ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         1999      1998
                                                         ----      ----
Operating Activities:
--------------------

   Net income                                          $ 1,390   $ 1,859

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       621       653
       Amortization of acquisition fees                    375       473
       Gain on sale of equipment                          (315)     (406)
       Provision for early termination, financing
         leases                                            259       157
       Provision for losses on notes receivable            125       287
       Provision for losses on accounts receivable         100       172
       Equity in losses (earnings) from joint
         venture, net                                       38       (17)
       Gain on sale of securities                         (322)       (4)
       Increase in accounts receivable                     (30)     (138)
       Decrease in accounts payable and accrued
         expenses                                         (137)      (91)
       Decrease in other assets                              8        26
                                                       -------   -------
   Net cash provided by operating activities             2,112     2,971
                                                       -------   -------

Investing Activities:
--------------------

   Principal payments, financing leases                  4,482     7,358
   Principal payments, notes receivable                  3,674     3,181
   Distributions from joint ventures                        63        84
   Proceeds from sale of equipment                         347       583
   Proceeds from sale of securities                        322        10
   Investment in financing leases                       (2,865)   (2,025)
   Investment in notes receivable                       (3,119)   (2,439)
   Payment of acquisition fees                            (142)     (280)
                                                       -------   -------

   Net cash provided by investing activities             2,762     6,472
                                                       -------   -------

Financing Activities:
--------------------

   Payments of principal, notes payable                 (1,125)   (2,889)
   Distributions to partners                            (3,887)   (3,613)
   Redemptions of capital                                  (89)      (71)
                                                       -------   -------

   Net cash used by financing activities                (5,101)   (6,573)
                                                       -------   -------

Increase (decrease) in cash and cash equivalents          (227)    2,870

Cash and cash equivalents, beginning of period           4,536     1,666
                                                       -------   -------

Cash and cash equivalents, end of period               $ 4,309   $ 4,536
                                                       =======   =======

Supplemental Cash Flow Information:

   Cash paid for interest expense                      $    29   $   223


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31, follows:

                                                       1999        1998
                                                       ----        ----
                                                    (Amounts in Thousands)

         Management fees                               $234        $306
         Acquisition fees                               239         178
         Cash distributions                             154         145
                                                       ----        ----

                                                       $627        $629
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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $14,000 and $11,000 during the years ended December 31, 1999 and 1998, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting high technology equipment and competitive factors within the high technology marketplace. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $0 and $30,000 ($0 and $.02 per limited partnership unit) for the years ended December 31, 1999 and 1998 respectively.

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

         Reclassification. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                 1999
                                                                 ----
                                                         (Amounts in Thousands)

         Lease payments                                          $ 457
         Property tax                                              129
         Interest                                                   17
                                                                 -----
                                                                   603
         Less:  allowance for losses on accounts receivable       (311)
                                                                 -----

              Total                                              $ 292
                                                                 =====

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 14% to 20%
           per annum, receivable in installments ranging
           from 36 to 54 months, collateralized by the
           equipment financed.                                    $4,755

         Notes receivable from other businesses with stated
           interest ranging from 13% to 17% per annum,
           receivable in installments ranging from 47 to 85
           months, collateralized by the equipment financed.       2,400
                                                                  ------
                                                                   7,155
         Less:  allowance for losses on notes receivable             (70)
                                                                  ------

           Total                                                  $7,085
                                                                  ======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2000...................................................  $3,797
         2001...................................................   2,492
         2002...................................................   1,426
         2003...................................................     429
         2004 and thereafter....................................      82
                                                                  ------

         Total minimum payments to be received..................   8,226
         Impaired notes receivable..............................     344
         Less:  unearned interest...............................   1,415)
         Less:  allowance for losses............................     (70)
                                                                  ------

         Net investment in notes receivable.....................  $7,085
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

         At December 31, 1999, the recorded investment in notes that are considered to be impaired was $344,000, net of specific write-downs. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $442,000 and $223,000, respectively. The Partnership recognized $56,000 and $17,000 of interest income on impaired notes receivable during the years ended December 31, 1999 and 1998, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                       1999       1998
                                                       ----       ----
                                                    (Amounts in Thousands)
         Beginning balance                            $ 602       $ 315
              Provision for losses                      125         287
              Write downs                              (657)       --
                                                      -----       -----
         Ending balance                               $  70       $ 602
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

         The net investment in financing leases consists of the following at December 31:

                                                                1999
                                                                ----
                                                        (Amounts in Thousands)
         Minimum lease payments to be received                 $ 6,161
         Less: unearned income                                    (927)
               allowance for early terminations                    (52)
                                                               -------

         Net investment in financing leases                    $ 5,182
                                                               =======

         Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31, are as follows:

                                                     Financing       Operating
                                                     ---------       ---------
                                                       (Amounts in Thousands)

         2000....................................      $2,980         $  222
         2001....................................       1,880             96
         2002....................................         943             94
         2003....................................         331            131
         2004....................................          27            234
                                                       ------         ------

              Total                                    $6,161         $  777
                                                       ======         ======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 1999 was $32,000.


Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                               1999
                                                               ----
                                                       (Amounts in Thousands)

         Security deposits                                    $ 442
         Equipment lease operations                             244
         General Partner and Affiliates                         168
         Other                                                   46
                                                              -----

                 Total                                        $ 900
                                                              =====


Note 7.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1999:

                                 Reported Amounts  Tax Basis  Net Difference
                                 ----------------  ---------  --------------
                                            (Amounts in Thousands)

         Assets                       $20,174       $17,453      $ 2,721
         Liabilities                      900           726          174

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                            1999       1998
                                                            ----       ----
                                                        (Amounts in Thousands)

         Net income for financial reporting purposes      $ 1,390   $ 1,859

         Adjustments for tax purposes:
              Tax depreciation in excess of book           (2,398)   (4,286)
              Difference in rental income recognition       4,369     7,162
              Excess of book gain on sale of equipment
                over tax gain on sale of equipment         (1,408)   (2,221)
              Book valuation allowances not recognized
                for tax purposes                              478       595
              Bad debt expense                               (655)     --
              Other                                           (14)      (12)
                                                          -------   -------

         Net income for federal income tax purposes       $ 1,762   $ 3,097
                                                          =======   =======


Note 8.       Related Entities.
              ----------------

         Affiliates of the General Partner serve in the capacity of general partners in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 9.       Net Income and Distributions per Limited Partnership Unit.
              ---------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,570,371 and 1,576,194 for the years ended December 31, 1999 and 1998, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


Note 10.      Reimbursed Costs to the General Partner and Affiliates.
              ------------------------------------------------------

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

         The reimbursed costs to the General Partner are $331,000 and $381,000 at December 31, 1999 and 1998, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities, notes receivable and notes payable approximate their fair values.

 Note 12.     Subsequent Events.
              -----------------

         In January 2000, cash distributions of $39,000 and $445,000 were made to the General and Limited Partners, respectively.

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

         GUS CONSTANTIN, age 62, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 49, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 38, is the Chief Financial Officer, Treasurer and a Director of PLA III. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

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
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $  473(1)                    $    0                   $    0
                                                          =====                        =====                    =====

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

              (b) The  General   Partner  or  its  affiliates  owns  the  equity
                  securities of the Registrant set forth in the following table:

              (1)                           (2)                        (3)
         Title of Class          Amount Beneficially Owned      Percent of Class
         --------------          -------------------------      ----------------

     General Partner Interest   Represents a 4% interest in the          100%
                                Registrant's profits and
                                distributions, until the
                                Limited Partners have recovered
                                their capital contributions
                                plus a cumulative return of 11%
                                per annum, compounded quarterly,
                                on the unrecovered portion thereof.
                                Thereafter, the General Partner will
                                receive 15% interest in the
                                Registrant's profits and distributions.

     Limited Partner Interest   950 units                                .06


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1999                          11
              Statements of Operations and Comprehensive Income for
                the year ended December 31, 1999 and 1998                    12
              Statements of Partners' Capital for the year ended
                December 31, 1999 and 1998                                   13
              Statements of Cash Flows for the year ended
                December 31, 1999 and 1998                                   14
              Notes to Financial Statements                             15 - 21

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1999.

(c)      Exhibits

         21.  Additional Exhibits

              a)Balance Sheets of Phoenix Leasing Associates III, Inc.  E21  1-5
                Balance Sheets of Phoenix Leasing Associates III L.P.   E21  6-9

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


Date: March 17, 2000           By: /S/  GUS CONSTANTIN
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

/S/ GUS CONSTANTIN      President and a Director                  March 17, 2000
---------------------   of Phoenix Leasing Associates III, Inc.   --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of   March 17, 2000
---------------------   Phoenix Leasing Associates III, Inc.      --------------
(Gary W. Martinez)

                        Chief Financial Officer,                  March 17, 2000
/S/ HOWARD SOLOVEI      Treasurer and a Director of               --------------
---------------------   Phoenix Leasing Associates III, Inc.
(Howard Solovei)