Form 10QSB
period 2000-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2000-05-12
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

1,561,372 Units of Limited Partnership Interest were outstanding as of March 31, 2000.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          March 31, December 31,
                                                            2000        1999
                                                            ----        ----
ASSETS
Cash and cash equivalents                                 $ 5,490     $ 4,309

Accounts receivable (net of allowance for losses on
   accounts receivable of $271 and $311 at March 31,
   2000 and December 31, 1999, respectively)                  286         292

Notes receivable (net of allowance for losses on notes
   receivable of $113 and $70 at March 31, 2000 and
   December 31, 1999, respectively)                         7,022       7,085

Net investment in financing leases (net of allowance
   for early terminations of $77 and $52 at March 31,
   2000 and December 31, 1999, respectively)                4,680       5,182

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,248 and
   $1,649 at March 31, 2000 and December 31, 1999,
   respectively)                                              298         354

Capitalized acquisition fees (net of accumulated
   amortization of $2,400 and $2,335 at March 31,
   2000 and December 31, 1999, respectively)                  488         511

Marketable securities                                       1,385       2,337

Other assets                                                   60         104
                                                          -------     -------

     Total Assets                                         $19,709     $20,174
                                                          =======     =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   855     $   900
                                                          -------     -------

     Total Liabilities                                        855         900
                                                          -------     -------
Partners' Capital
   General Partner                                             74          59

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,561,372 and
     1,565,029 units outstanding at March 31, 2000
     and December 31, 1999, respectively                   17,395      16,878

   Accumulated other comprehensive income                   1,385       2,337
                                                          -------     -------

     Total Partners' Capital                               18,854      19,274
                                                          -------     -------

     Total Liabilities and Partners' Capital              $19,709     $20,174
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             2000          1999
                                                             ----          ----
INCOME
   Earned income, financing leases                          $   173      $   264
   Interest income, notes receivable                            306          314
   Rental income                                                169          155
   Gain on sale of securities                                 1,251         --
   Other income                                                  83           54
                                                            -------      -------

     Total Income                                             1,982          787
                                                            -------      -------

EXPENSES
   Depreciation                                                  21          156
   Amortization of acquisition fees                              65          102
   Lease related operating expenses                              14           26
   Management fees to General Partner                            68           61
   Reimbursed administrative costs to General Partner            94           66
   Provision for losses on receivables                           90           68
   Interest expense                                            --             19
   Legal expense                                                 94           50
   General and administrative expenses                           23           20
                                                            -------      -------

     Total Expenses                                             469          568
                                                            -------      -------

NET INCOME                                                    1,513          219

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising during period             299           45
     Less: reclassification adjustment for
           gains included in net income                      (1,251)        --
                                                            -------      -------
Other comprehensive income (loss)                              (952)          45
                                                            -------      -------

COMPREHENSIVE INCOME                                        $   561      $   264
                                                            =======      =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                     $   .93      $   .12
                                                            =======      =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $   .60      $   .58
                                                            =======      =======

ALLOCATION OF NET INCOME:
   General Partner                                          $    54      $    38
   Limited Partners                                           1,459          181
                                                            -------      -------

                                                            $ 1,513      $   219
                                                            =======      =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                2000      1999
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $ 1,513   $   219
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                21       156
       Amortization of acquisition fees                            65       102
       Equity in losses from joint ventures, net                 --          12
       Gain on sale of equipment                                  (58)      (59)
       Gain on sale of securities                              (1,251)     --
       Provision for early termination, financing leases            3        27
       Provision for losses on notes receivable                    87        41
       Decrease (increase) in accounts receivable                   6       (15)
       Decrease in accounts payable and accrued expenses          (55)     (224)
       Decrease in other assets                                    44         3
                                                              -------   -------
Net cash provided by operating activities                         375       262
                                                              -------   -------
Investing Activities:
--------------------
   Principal payments, financing leases                           771     1,472
   Principal payments, notes receivable                           763       813
   Distributions from joint ventures                             --           3
   Proceeds from sale of equipment                                 65        78
   Proceeds from sale of securities                             1,251      --
   Investment in financing leases                                (244)     (938)
   Investment in notes receivable                                (787)     (666)
   Payment of acquisition fees                                    (32)      (10)
                                                              -------   -------
Net cash provided by investing activities                       1,787       752
                                                              -------   -------
Financing Activities:
--------------------
   Payments of principal, notes payable                          --        (920)
   Redemptions of capital                                          (3)       (3)
   Distributions to partners                                     (978)     (942)
                                                              -------   -------
Net cash used in financing activities                            (981)   (1,865)
                                                              -------   -------
Increase (decrease) in cash and cash equivalents                1,181      (851)
Cash and cash equivalents, beginning of period                  4,309     4,536
                                                              -------   -------
Cash and cash equivalents, end of period                      $ 5,490   $ 3,685
                                                              =======   =======
Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest expense                             $  --     $    19

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $7,135,000 of which $284,000 is considered to be impaired. The impaired loans of $284,000 are net of specific write-downs of $477,000. The Partnership has an allowance for losses of $113,000 as of March 31, 2000. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999 was approximately $284,000 and $301,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                        2000         1999
                                                        ----         ----
                                                      (Amounts In Thousands)

         Beginning balance                              $ 70         $602
              Provision for losses                        87           41
              Write downs                                (44)         -
                                                        ----         ----
         Ending balance                                 $113         $643
                                                        ====         ====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,564,090 and 1,572,956 for the three months ended March 31, 2000 and 1999, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $1,513,000 during the three months ended March 31, 2000, as compared to net income of $219,000 during the same period in 1999. The increase in net income for the three months ended March 31, 2000 is primarily due to an increase in gain on sale of securities offset by decreases in earned income from financing leases and interest income from notes receivable.

         The Partnership reported a gain on sale of securities of $1,251,000 for the three months ended March 31, 2000, compared to $0 in 1999. The securities sold for 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,251,000 from the sale of these securities during the three months ended March 31, 2000. In addition, at March 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $1,385,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The decrease in earned income from financing leases for the three months ended March 31, 2000 of $91,000, compared to the same period in 1999, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $4.7 million at March 31, 2000, as compared to $7 million at March 31, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During 2000, the Partnership made new investments in financing leases of $244,000, compared to $938,000 in 1999.

         Interest income from notes receivable decreased by $8,000 for the three months ended March 31, 2000, compared to 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable; however this decrease was offset by new investments made in notes receivable during 2000 and 1999. The Partnership made new investments in notes receivable of $787,000 and $666,000 for the three months ended March 31, 2000 and 1999, respectively.

         Total expenses decreased by $99,000 for the three months ended March 31, 2000, as compared to the same period in the prior year, due to decreases in depreciation and interest expense. The decrease in depreciation of $135,000 for the three months ended March 31, 2000, as compared to the same period in 1999, is due to the continued sale of the lease portfolio as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in interest expense of $19,000 for the three months ended March 31, 2000, as compared to the same period in the previous year, is a result of the Partnership's outstanding debt being paid off as of December 31, 1999.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $1,909,000 during the three months ended March 31, 2000, as compared to $2,547,000 during the same period in 1999. This decrease is reflective of the decrease in payments received from financing leases and notes receivable, as previously discussed in the Results of Operations.

         During the three months ended March 31, 2000, the Partnership invested $244,000 in financing leases and $787,000 in notes receivable, as compared to investments of $938,000 in financing leases and $666,000 in notes receivable during the same period in 1999.

         The Partnership owned equipment held for lease with an original cost of $2,622,000 and a net book value of $0 at March 31, 2000, as compared to $3,765,000 and $301,000, respectively at March 31, 1999. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership's outstanding debt was repaid as of December 31, 1999; therefore no payments of principal were made during the three months ended March 31, 2000, as compared to $920,000 during the three months ended March 31, 1999.

         The cash distributed to partners during the three months ended March 31, 2000 was $978,000, as compared to $942,000 during the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $939,000 and $906,000 in cash distributions during the three months ended March 31, 2000 and 1999, respectively. The total cumulative cash distributions to limited partners as of March 31, 2000 was $18,273,000, as compared to $14,508,000 at March 31, 1999. The General Partner received $39,000 and $36,000 during the three months ended March 31, 2000 and 1999, respectively. The Partnership plans to make distributions to partners during 2000 at the same rate as in 1999.

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

Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of April 30, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                 March 31, 2000

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                    --------------------------------------------
                                                    (Registrant)

                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                    Title                              Signature
     ----                    -----                              ---------

May 12, 2000      Senior Vice President                    /S/ GARY W. MARTINEZ
--------------    and a Director of                        --------------------
                  Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



May 12, 2000      Vice President, Finance,                 /S/ ANDREW N. GREGSON
--------------    Treasurer and a Director of              ---------------------
                  Phoenix Leasing Associates III, Inc.     (Andrew N. Gregson)