Form 10QSB
period 2000-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2000-08-11
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

1,553,576 Units of Limited Partnership Interest were outstanding as of June 30, 2000.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----

ASSETS

Cash and cash equivalents                                 $ 5,565     $ 4,309

Accounts receivable (net of allowance for losses on
   accounts receivable of $174 and $311 at June 30, 2000
   and December 31, 1999, respectively)                       221         292

Notes receivable (net of allowance for losses on notes
   receivable of $54 and $70 at June 30, 2000 and
   December 31, 1999, respectively)                         6,863       7,085

Net investment in financing leases (net of allowance for
   early terminations of $42 and $52 at June 30, 2000
   and December 31, 1999, respectively)                     5,175       5,182

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,131 and $1,649 at
   June 30, 2000 and December 31, 1999, respectively)         280         354

Capitalized acquisition fees (net of accumulated
   amortization of $2,484 and $2,335 at June 30, 2000
   and December 31, 1999, respectively)                       499         511

Marketable securities                                         649       2,337

Other assets                                                   61         104
                                                          -------     -------

     Total Assets                                         $19,313     $20,174
                                                          =======     =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $ 1,205     $   900
                                                          -------     -------

     Total Liabilities                                      1,205         900
                                                          -------     -------

Partners' Capital
   General Partner                                             84          59

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,553,576 and
     1,565,029 units outstanding at June 30, 2000
     and December 31, 1999, respectively                   17,375      16,878

   Accumulated other comprehensive income                     649       2,337
                                                          -------     -------

     Total Partners' Capital                               18,108      19,274
                                                          -------     -------

     Total Liabilities and Partners' Capital              $19,313     $20,174
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2000      1999     2000       1999
                                            ----      ----     ----       ----
INCOME
   Earned income, financing leases        $   181   $   247   $   353   $   511
   Interest income, notes receivable          335       310       642       624
   Rental income                               85       181       196       277
   Gain on sale of equipment                  184        64       242       123
   Gain on sale of securities                 624       275     1,874       275
   Other income                               100        19       184        73
                                          -------   -------   -------   -------
     Total Income                           1,509     1,096     3,491     1,883
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                43       226        64       383
   Amortization of acquisition fees            84        97       149       199
   Lease related operating expenses            10        22        24        48
   Management fees to General Partner          64        61       133       121
   Reimbursed administrative costs to
     General Partner                           45        67       139       133
   Provision for losses on receivables        139        65       229       133
   Interest expense                          --           4      --          23
   Legal expense                               32        60       127       110
   General and administrative expenses         22        23        43        43
                                          -------   -------   -------   -------
     Total Expenses                           439       625       908     1,193
                                          -------   -------   -------   -------

NET INCOME                                  1,070       471     2,583       690

Other comprehensive income:
   Unrealized gains (losses) on
     securities:
     Unrealized holding gains (losses)
       arising during period                 (112)       43       186        88
     Less:  reclassification adjustment
            for gains included in net
            income                           (624)     (275)   (1,874)     (275)
                                          -------   -------   -------   -------
Other comprehensive income                   (736)     (232)   (1,688)     (187)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   334   $   239   $   895   $   503
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .66   $   .27   $  1.59   $   .39
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.20   $  1.18
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    48   $    44   $   102   $    82
     Limited Partners                       1,022       427     2,481       608
                                          -------   -------   -------   -------

                                          $ 1,070   $   471   $ 2,583   $   690
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                              2000       1999
                                                              ----       ----
Operating Activities:
--------------------
   Net income                                                $ 2,583    $   690
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                               64        383
       Amortization of acquisition fees                          149        199
       Gain on sale of equipment                                (242)      (123)
       Gain on sale of securities                             (1,874)      (275)
       Equity in losses from joint ventures, net                --           39
       Provision for (recovery of) early termination,
         financing leases                                        (27)        51
       Provision for losses on accounts receivable                71       --
       Provision for losses on notes receivable                  185         82
       Decrease in accounts receivable                          --            9
       Increase (decrease) in accounts payable and
         accrued expenses                                        247       (193)
       Decrease in other assets                                   43          5
                                                             -------    -------
Net cash provided by operating activities                      1,199        867
                                                             -------    -------
Investing Activities:
--------------------
   Principal payments, financing leases                        1,414      2,496
   Principal payments, notes receivable                        2,061      1,751
   Proceeds from sale of equipment                               251        149
   Proceeds from sale of securities                            1,874        275
   Distributions from joint ventures                            --           38
   Investment in financing leases                             (1,379)    (1,772)
   Investment in notes receivable                             (2,024)    (2,084)
   Payment of acquisition fees                                   (79)       (92)
                                                             -------    -------
Net cash provided by investing activities                      2,118        761
                                                             -------    -------
Financing Activities:
--------------------
   Payments of principal, notes payable                         --         (982)
   Redemptions of capital                                       (108)        (5)
   Distributions to partners                                  (1,953)    (1,926)
                                                             -------    -------
Net cash used in financing activities                         (2,061)    (2,913)
                                                             -------    -------
Increase (decrease) in cash and cash equivalents               1,256     (1,285)
Cash and cash equivalents, beginning of period                 4,309      4,536
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 5,565    $ 3,251
                                                             =======    =======
Supplemental Cash Flow Information:
----------------------------------
   Cash paid for interest expense                            $  --      $    23

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $6,917,000 of which $318,000 is considered to be impaired. The impaired loans of $318,000 are net of specific write-downs of $553,000. The Partnership has an allowance for losses of $54,000 as of June 30, 2000. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999 was approximately $301,000 and $304,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                   2000          1999
                                                   ----          ----
                                                 (Amounts In Thousands)

         Beginning balance                        $  70         $ 602
              Provision for losses                  185            82
              Write downs                          (201)          (89)
                                                  -----         -----
         Ending balance                           $  54         $ 595
                                                  =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,561,170 and 1,572,869 for the six months ended June 30, 2000 and 1999, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $1,070,000 and $2,583,000 during the three and six months ended June 30, 2000, as compared to net income of $471,000 and $690,000 during the same periods in 1999. The increase in net income for the three and six months ended June 30, 2000, is primarily due to an increase in gain on sale securities and gain on sale of equipment offset by decreases in a majority of the expense items.

         The Partnership reported a gain on sale of securities of $624,000 and $1,874,000 for the three and six months ended June 30, 2000, respectively, compared to $275,000 for the same periods in 1999. The securities sold for 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,874,000 and $275,000 from the sale of these securities during the six months ended June 30, 2000 and 1999, respectively. In addition, at June 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $649,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The increase in gain on sale of equipment of $120,000 and $119,000 for the three and six months ended June 30, 2000, compared to the same period in 1999, also contributed to the increase in total revenues for the period. The Partnership received proceeds from the sale of equipment of $251,000 for the six months ended June 30, 2000, compared to $149,000 for the six months ended June 30, 1999. The Partnership sold equipment with an aggregate original cost of $3.3 million for the six months ended June 30, 2000, compared to $6.7 million for the same period in 1999. At June 30, 2000, the Partnership owned equipment with an aggregate original cost of $14 million, as compared to the $20 million of equipment owned at June 30, 1999.

         Earned income from financing leases and rental income decreased. The decrease in earned income from financing leases for the three and six months ended June 30, 2000 of $66,000 and $158,000, respectively, compared to the same periods in 1999, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $5.2 million at June 30, 2000, as compared to $6.4 million at June 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by the investment of the excess cash flows of the Partnership in new leasing and financing transactions. During 2000, the Partnership made new investments in financing leases of $1.4 million, compared to $1.8 million in 1999.

         Rental income decreased by $96,000 and $81,000 for the three and six months ended June 30, 2000, compared to the same period in 1999. Rental income for the three and six months ended June 30, 1999 was higher as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income was also a result of settlements from defaulted leases.

         Total expenses decreased by $186,000 and $285,000 during the three and six months ended June 30, 2000, respectively, as compared to the same period in 1999. The decrease in total expenses for the three and six months ended June 30, 2000, compared to the same period in the previous year, is due to a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the largest decrease. This decrease in deprecation is the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $183,000 and $319,000 during the three and six months ended June 30, 2000, respectively, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The above decrease was offset by an increase in the provision for losses on receivables of $74,000 and $96,000 for the three and six months ended June 30, 2000, as compared to the previous year.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $4,674,000 during the six months ended June 30, 2000, as compared to $5,114,000 during the same period in 1999. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the six months ended June 30, 2000, the Partnership invested $1,379,000 in financing leases and $2,024,000 in notes receivable, as compared to investments of $1,772,000 in financing leases and $2,084,000 in notes receivable during the same period in 1999.

         The Partnership owned equipment held for lease with an original cost of $2,400,000 and a net book value of $4,000 at June 30, 2000, as compared to $4,298,000 and $428,000, respectively, at June 30, 1999. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership's outstanding debt was repaid as of December 31, 1999; therefore no payments of principal were made during the six months ended June 30, 2000, as compared to $982,000 during the six months ended June 30, 1999.

         The cash distributed to partners during the six months ended June 30, 2000 was $1,953,000, as compared to $1,926,000 during the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,875,000 and $1,850,000 in cash distributions during the six months ended June 30, 2000 and 1999, respectively. The total cumulative cash distributions to limited partners as of June 30, 2000 was $19,209,000, as compared to $15,452,000 at June 30, 1999. The General Partner received $78,000 and $76,000 during the six months ended June 30, 2000 and 1999, respectively. The Partnership plans to make distributions to partners during 2000 at the same rate as in 1999.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of July 31, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                  June 30, 2000

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                    --------------------------------------------
                                                    (Registrant)

                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                    Title                              Signature
     ----                    -----                              ---------

August 11, 2000   Senior Vice President                    /S/ GARY W. MARTINEZ
---------------   and a Director of                        --------------------
                  Phoenix Leasing Associates III, Inc.     (Gary W. Martinez)



August 11, 2000   Vice President, Finance,                 /S/ ANDREW N. GREGSON
---------------   Treasurer and a Director of              ---------------------
                  Phoenix Leasing Associates III, Inc.     (Andrew N. Gregson)