Form 10QSB
period 2000-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2000-11-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 2000

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

1,552,476 Units of Limited Partnership Interest were outstanding as of September 30, 2000.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
ASSETS
Cash and cash equivalents                             $ 6,244         $ 4,309

Accounts receivable (net of allowance for losses
   on accounts receivable of $173 and $311 at
   September 30, 2000 and December 31, 1999,
   respectively)                                          444             292

Notes receivable (net of allowance for losses on
   notes receivable of $59 and $70 at September 30,
   2000 and December 31, 1999, respectively)            5,969           7,085

Net investment in financing leases (net of
   allowance for early terminations of $51 and $52
   at September 30, 2000 and December 31, 1999,
   respectively)                                        5,015           5,182

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $1,099 and $1,649
   at September 30, 2000 and December 31, 1999,
   respectively)                                          254             354

Capitalized acquisition fees (net of accumulated
   amortization of $2,559 and $2,335 at September 30,
   2000 and December 31, 1999, respectively)              456             511

Marketable securities                                     211           2,337

Other assets                                               61             104
                                                      -------         -------

     Total Assets                                     $18,654         $20,174
                                                      =======         =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $   953         $   900
                                                      -------         -------

     Total Liabilities                                    953             900
                                                      -------         -------
Partners' Capital
   General Partner                                         94              59

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,552,476 and
     1,565,029 units outstanding at September 30,
     2000 and December 31, 1999, respectively          17,396          16,878

   Accumulated other comprehensive income                 211           2,337
                                                      -------         -------

     Total Partners' Capital                           17,701          19,274
                                                      -------         -------

     Total Liabilities and Partners' Capital          $18,654         $20,174
                                                      =======         =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----
INCOME
   Earned income, financing leases        $   202   $   231   $   555   $   742
   Interest income, notes receivable          426       482     1,068     1,106
   Rental income                               87       158       283       435
   Gain on sale of equipment                   17       136       259       259
   Gain on sale of securities                 479         7     2,354       282
   Other income                                99        56       283       129
                                          -------   -------   -------   -------
     Total Income                           1,310     1,070     4,802     2,953
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                25       123        90       506
   Amortization of acquisition fees            74        79       223       278
   Lease related operating expenses             1         4        25        51
   Management fees to General Partner          61        54       194       176
   Reimbursed administrative costs to
     General Partner                           80        54       219       187
   Provision for (recovery of) losses
     on receivables                            (3)      202       226       336
   Interest expense                           --          3       --         25
   Legal expense                               34        49       161       159
   General and administrative expenses         15        29        58        72
                                          -------   -------   -------   -------
     Total Expenses                           287       597     1,196     1,790
                                          -------   -------   -------   -------

NET INCOME                                  1,023       473     3,606     1,163

Other comprehensive income:
   Unrealized gains (losses) on
    securities:
     Unrealized holding gains arising
       during period                           41       221       228       309
     Less:  reclassification adjustment
            for gains included in net
            income                           (479)       (7)   (2,354)     (282)
                                          -------   -------   -------   -------
Other comprehensive income                   (438)      214    (2,126)       27
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   585   $   687   $ 1,480   $ 1,190
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .63   $   .27   $  2.22   $   .66
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.80   $  1.78
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    50   $    43   $   152   $   125
     Limited Partners                         973       430     3,454     1,038
                                          -------   -------   -------   -------
                                          $ 1,023   $   473   $ 3,606   $ 1,163
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              2000       1999
                                                              ----       ----
Operating Activities:
--------------------
   Net income                                                $ 3,606    $ 1,163
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                               90        506
       Amortization of acquisition fees                          223        278
       Gain on sale of equipment                                (259)      (259)
       Gain on sale of securities                             (2,354)      (282)
       Equity in losses from joint ventures, net                --           38
       Provision for (recovery of) early termination,
         financing leases                                         (9)       152
       Provision for losses on accounts receivable                71         59
       Provision for losses on notes receivable                  164        125
       Increase in accounts receivable                          (223)       (56)
       Decrease in accounts payable and accrued expenses          (2)      (128)
       Decrease in other assets                                   43          7
                                                             -------    -------
Net cash provided by operating activities                      1,350      1,603
                                                             -------    -------
Investing Activities:
--------------------
   Principal payments, financing leases                        2,124      3,577
   Principal payments, notes receivable                        2,976      2,385
   Proceeds from sale of equipment                               491        283
   Proceeds from sale of securities                            2,354        282
   Distributions from joint ventures                            --           62
   Investment in financing leases                             (2,170)    (2,603)
   Investment in notes receivable                             (2,024)    (2,711)
   Payment of acquisition fees                                  (113)      (117)
                                                             -------    -------
Net cash provided by investing activities                      3,638      1,158
                                                             -------    -------
Financing Activities:
--------------------
   Payments of principal, notes payable                         --       (1,045)
   Redemptions of capital                                       (129)       (41)
   Distributions to partners                                  (2,924)    (2,908)
                                                             -------    -------
Net cash used in financing activities                         (3,053)    (3,994)
                                                             -------    -------
Increase (decrease) in cash and cash equivalents               1,935     (1,233)
Cash and cash equivalents, beginning of period                 4,309      4,536
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 6,244    $ 3,303
                                                             =======    =======
Supplemental Cash Flow Information:
   Cash paid for interest expense                            $  --      $    25

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $6,028,000 of which $226,000 is considered to be impaired. The impaired loans of $226,000 are net of specific write-downs of $381,000. The Partnership has an allowance for losses of $59,000 as of September 30, 2000. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999 was approximately $276,000 and $475,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                     2000          1999
                                                     ----          ----
                                                    (Amounts In Thousands)

         Beginning balance                           $  70         $ 602
              Provision for losses                     164           125
              Write downs                             (175)         (276)
                                                     -----         -----
         Ending balance                              $  59         $ 451
                                                     =====         =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,558,501 and 1,572,152 for the nine months ended September 30, 2000 and 1999, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $1,023,000 and $3,606,000 during the three and nine months ended September 30, 2000, as compared to net income of $473,000 and $1,163,000 during the same periods in 1999. The increase in net income for the three and nine months ended September 30, 2000, is primarily due to an increase in gain on sale securities and by decreases in a majority of the expense items.

         The Partnership reported a gain on sale of securities of $479,000 and $2,354,000 for the three and nine months ended September 30, 2000, respectively, compared to $7,000 and $282,000 for the same periods in 1999. The securities sold for 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $2,354,000 and $282,000 from the sale of these securities during the nine months ended September 30, 2000 and 1999, respectively. In addition, at September 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $211,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Earned income from financing leases and rental income decreased. The decrease in earned income from financing leases for the three and nine months ended September 30, 2000 of $29,000 and $187,000, respectively, compared to the same periods in 1999, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $5 million at September 30, 2000, as compared to $6 million at September 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease in part is offset by the investment of the excess cash flows of the Partnership in new leasing and financing transactions. During 2000, the Partnership made new investments in financing leases of $2.2 million, compared to $2.6 million in 1999.

         Rental income decreased by $71,000 and $152,000 for the three and nine months ended September 30, 2000, compared to the same period in 1999. Rental income for the three and nine months ended September 30, 1999 was higher as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income was also a result of settlements from defaulted leases.

         Total expenses decreased by $310,000 and $594,000 during the three and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. The decrease in total expenses for the three and nine months ended September 30, 2000, compared to the same period in the previous year, is due to a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the largest decrease. This decrease in deprecation is the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $98,000 and $416,000 during the three and nine months ended September 30, 2000, respectively, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers.

         The Partnership reported net cash generated from leasing and financing activities of $6,450,000 during the nine months ended September 30, 2000, as compared to $7,565,000 during the same period in 1999. This decrease is reflective of the decrease in payments received from financing leases, as previously discussed in the Results of Operations.

         During the nine months ended September 30, 2000, the Partnership invested $2,170,000 in financing leases and $2,024,000 in notes receivable, as compared to investments of $2,603,000 in financing leases and $2,711,000 in notes receivable during the same period in 1999.

         The Partnership owned equipment held for lease with an original cost of $2,226,000 and a net book value of $2,000 at September 30, 2000, as compared to $2,708,000 and $96,000, respectively, at September 30, 1999. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. Until new leases or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during the remarketing period.

         The Partnership's outstanding debt was repaid as of December 31, 1999; therefore no payments of principal were made during the nine months ended
September 30, 2000, as compared to $1,045,000 during the nine months ended September 30, 1999.

         The cash distributed to partners during the nine months ended September 30, 2000 was $2,924,000, as compared to $2,908,000 during the same period in
1999. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,807,000 and $2,793,000 in cash distributions during the nine months ended September 30, 2000 and 1999, respectively. The total cumulative cash distributions to limited partners as of September 30, 2000 was $20,141,000, as compared to $16,395,000 at September 30, 1999. The General Partner received $117,000 and $115,000 during the nine months ended September 30, 2000 and 1999, respectively. The Partnership plans to make distributions to partners during 2000 at the same rate as in 1999.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and debt service.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 2000

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                    --------------------------------------------
                                                    (Registrant)

                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                    Title                              Signature
     ----                    -----                              ---------

November 13, 2000  Senior Vice President                   /S/ GARY W. MARTINEZ
-----------------  and a Director of                       --------------------
                   Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



November 13, 2000  Vice President, Finance,                /S/ ANDREW N. GREGSON
-----------------  Treasurer and a Director of             ---------------------
                   Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)