Form 10KSB
period 2000-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-03-22
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-25278


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

The Registrant's revenue for its most recent fiscal year was $5,474,000.

As of December 31, 2000, 1,551,526 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business.....................................................    3
Item 2.       Properties...................................................    4
Item 3.       Legal Proceedings............................................    5
Item 4.       Submission of Matters to a Vote of Security Holders..........    5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security
                Holder Matters.............................................    5
Item 6.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................    6
Item 7.       Financial Statements.........................................    9
Item 8.       Disagreements on Accounting and Financial Disclosure
                Matters....................................................   22


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant...........   22
Item 10.      Executive Compensation.......................................   23
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management.................................................   23
Item 12.      Certain Relationships and Related Transactions...............   24


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K...................................................   24


Signatures.................................................................   25

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

         From the initial formation of the Partnership through December 31, 2000, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $75,654,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.86%. The average initial term of contractual payments from loans was 48 months and the weighted average interest was 15.41%.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 2000, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 2000, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $20,737,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 2000:

                                                                 Percentage of
           Asset Types                     Cost of Assets(1)     Total Assets
--------------------------------        ----------------------   -------------
                                        (Amounts in Thousands)

Equipment:
Computer Hardware                             $ 4,536                 22%
Lab Test Equipment                              1,595                  8
Furniture and Fixtures                            856                  4
Leasehold Improvements                            931                  4
Miscellaneous Equipment                           943                  5
Commercial Equipment                              390                  2
Software                                          790                  4
Manufacturing Equipment                           491                  2
Communications Equipment                           85                -
                                              -------                ---

     Total Equipment                           10,617                 51

Financing:
Financing to Emerging Growth Companies          6,988                 34
Financing to Other Businesses                   3,132                 15
                                              -------                ---

     Total Financing                           10,120                 49
                                              -------                ---

         Total Assets                         $20,737                100%
                                              =======                ===

(1) These amounts include the cost of equipment on financing leases of $8,089,000 at December 31, 2000.


Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a direct party to any pending legal proceedings which would have a material adverse impact on its financial position.

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

         (b)  Approximate number of equity security investments:

                                                       Number of Unit Holders
                     Title of Class                   as of December 31, 2000
              ----------------------------            -----------------------

              Limited Partners                                  1,600
              General Partner                                       1

Item 6.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------
Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $3,744,000 during the year ended December 31, 2000, as compared to net income of $1,390,000 during 1999. The increase in net income during 2000, as compared to 1999, is primarily due to an increase in gain on sale of securities and by decreases in a majority of the expense items.

         Total income increased by $1,703,000 during the year ended December 31, 2000, as compared to the same period in 1999. The increase in income is primarily due to an increase in gain on sale of securities of $2,126,000 which was partially offset by a decrease in rental income of $231,000, earned income from financing leases of $217,000 and interest income from notes receivable of $137,000.

         The Partnership reported a gain on sale of securities of $2,448,000 for the year ended December 31, 2000, compared to $322,000 in 1999. The securities sold for both 2000 and 1999 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $2,448,000 and $322,000 from the sale of these securities during the year ended December 31, 2000 and 1999, respectively. In addition, at December 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $2,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Rental income decreased by $231,000 for the year ended December 31, 2000, compared to the same period in 1999. The decrease in rental income is reflective of a reduction in the size of the equipment portfolio. As of December 31, 2000, the Partnership owned equipment with an aggregate original cost of $12 million compared to $15 million at December 31, 1999. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 2000, the Partnership owned equipment being held for lease with an original purchase price of $3,069,000 and a net book value of $157,000, compared to $3,040,000 and $32,000, respectively, at December 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Rental income for the year ended December 31, 1999 was higher than usual as a result of financing leases reaching the end of their contractual term and being renewed on a month to month basis as well as lessees of financing leases exercising their option to renew their lease for a fixed term in order to purchase the equipment. The increase in rental income is also a result of settlements from defaulted leases from which principal and unpaid interest was recovered.

         Earned income from financing leases decreased by $217,000 during the year ended December 31, 2000, as compared to the same period in 1999. The decrease in earned income from financing leases is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $4 million at December 31, 2000, as compared to $5 million at December 31, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This decrease will be offset in part by a continuous investment of the excess cash flows of the Partnership in new leasing and financing transactions over the life of the Partnership. During 2000, the Partnership made new investments in financing leases of $2.2 million, compared to $2.9 million during 1999.

         Interest income from notes receivable decreased by $137,000 for the year ended December 31, 2000, compared to 1999. The decrease in interest income from notes receivable is attributable overall to the decline in net investment in notes receivable; however this decrease was offset by new investments made in notes receivable during 2000 and 1999. The Partnership made new investments in notes receivable of $2 million and $3.1 million for the years ended December 31, 2000 and 1999, respectively.

         Total expenses decreased by $651,000 for the year ended December 31, 2000, as compared to the same period in the prior year. The decrease in total expenses for the year ended December 31, 2000, compared to the same period in the previous year, is due to a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the largest decrease. This decrease in deprecation is the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $484,000 during the year ended December 31, 2000, respectively, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment as it becomes available. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment when the lease terms expire.

         The Partnership reported net cash from leasing and financing activities of $8,763,000 during the year ended December 31, 2000, as compared to $10,268,000 during the same period in 1999. This decrease is reflective of the decrease in payments received from financing leases and rental income offset by an increase in principal payments from notes receivable, as previously discussed in the Results of Operations.

         During the year ended December 31, 2000, the Partnership invested $2.2 million in finance leases and $2 million in notes receivable, as compared to investments of $2.9 million in finance leases and $3.1 million in notes receivable during the same period in 1999.

         As of December 31, 2000, the Partnership reported equipment being held for lease with an original cost of $3,069,000 and a net book value of $157,000, as compared to equipment being held for lease with an original cost of $3,040,000 and a net book value of $32,000 at December 31, 1999. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. The Partnership received proceeds from the sale of equipment of $548,000 for the year ended December 31, 2000, compared to $347,000 for the same period in the previous year. The net book value of the equipment sold during the year ended December 31, 2000 was $286,000, compared to $32,000 for the equipment sold in 1999.

         The Partnership negotiated a $20 million term line of credit from a bank in November 1993 for the purchase of equipment and other property subject to lease and is to be repaid in 49 equal monthly installments of principal and interest at a variable rate. The $20 million term line of credit was fully utilized by the Partnership prior to its expiration date of November 30, 1995. The Partnership has repaid the loan in 1999.

         The Partnership entered into a second line of credit in the amount of $6 million on November 15, 1994 with another bank, which expired on December 31, 1996. This credit line was for the purchase of equipment and other personal property assets subject to lease with interest tied to the lender's prime rate. The Partnership had borrowed $3 million under this loan agreement. The Partnership has repaid the loan in 1999.

         The Partnership's outstanding debt was repaid as of December 31, 1999; therefore no payments of principal were made during the year ended December 31, 2000, as compared to $1,125,000 during the year ended December 31, 1999.

         The cash distributed to partners during the year ended December 31, 2000 was $3,894,000, as compared to $3,887,000 during the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,738,000 and $3,733,000 in cash distributions during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the cumulative cash distributions to limited partners was $21,072,000 as compared to $17,334,000 at December 31, 1999, respectively. The General Partner received $156,000 and $154,000 during the years ended December 31, 2000 and 1999, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $10 per limited partnership unit at December 31, 2000.

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 2000
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Phoenix Leasing American Business Fund, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) as of December 31, 2000, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2001

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 2000
                                                               -----------------
ASSETS

Cash and cash equivalents                                           $ 7,734

Accounts receivable (net of allowance for losses on accounts
   receivable of $170)                                                  226

Notes receivable (net of allowance for losses on notes
   receivable of $141)                                                4,848

Net investment in financing leases (net of allowance for early
   terminations of $122)                                              3,953

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,249)                                  387

Capitalized acquisition fees (net of accumulated amortization
   of $2,638)                                                           377

Other assets                                                             69
                                                                    -------

     Total Assets                                                   $17,594
                                                                    =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $   939
                                                                    -------

     Total Liabilities                                                  939
                                                                    -------

Partners' Capital:

   General Partner                                                       95

   Limited Partners, 2,500,000 units authorized, 1,603,335 units
     issued and 1,551,526 units outstanding                          16,558

   Accumulated other comprehensive income                                 2
                                                                    -------

     Total Partners' Capital                                         16,655
                                                                    -------

     Total Liabilities and Partners' Capital                        $17,594
                                                                    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                         2000       1999
                                                         ----       ----
INCOME
   Interest income, notes receivable                    $ 1,249   $ 1,386
   Earned income, financing leases                          731       948
   Rental income                                            385       616
   Gain on sale of equipment                                261       315
   Gain on sale of securities                             2,448       322
   Other income                                             400       184
                                                        -------   -------

     Total Income                                         5,474     3,771
                                                        -------   -------

EXPENSES

   Depreciation                                             137       621
   Amortization of acquisition fees                         302       375
   Lease related operating expenses                          27        59
   Management fees to General Partner                       240       234
   Reimbursed administrative costs to General
     Partner                                                269       274
   Provision for losses on leases and loans                 493       484
   Legal fees                                               180       212
   Interest expense                                        --          29
   General and administrative expenses                       82        93
                                                        -------   -------

     Total Expenses                                       1,730     2,381
                                                        -------   -------

NET INCOME                                                3,744     1,390

Other comprehensive income (loss):
   Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                               113     2,470
     Less: reclassification adjustment for gains
           included in net income                        (2,448)     (322)
                                                        -------   -------

Other comprehensive income (loss)                        (2,335)    2,148
                                                        -------   -------

COMPREHENSIVE INCOME                                    $ 1,409   $ 3,538
                                                        =======   =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                 $  2.28   $   .78
                                                        =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                      $   192   $   166
   Limited Partners                                       3,552     1,224
                                                        -------   -------

                                                        $ 3,744   $ 1,390
                                                        =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                                     Accumulated
                                               General                                  Other
                                              Partner's       Limited Partners'     Comprehensive   Total
                                                Amount       Units        Amount        Income      Amount
                                              ---------      -------------------    -------------   ------

Balance, December 31, 1998                    $       47    1,573,129   $   19,476   $      189   $   19,712

Redemptions of capital                              --         (8,100)         (89)        --            (89)

Other comprehensive income                          --           --           --          2,148        2,148

Distributions to partners ($2.38 per limited
   partnership unit)                                (154)        --         (3,733)        --         (3,887)

Net income                                           166         --          1,224         --          1,390
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999                            59    1,565,029       16,878        2,337       19,274

Redemptions of capital                              --        (13,503)        (134)        --           (134)

Other comprehensive loss                            --           --           --         (2,335)      (2,335)

Distributions to partners (2.40 per limited
   partnership unit)                                (156)        --         (3,738)        --         (3,894)

Net income                                           192         --          3,552         --          3,744
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 2000                    $       95    1,551,526   $   16,558   $        2   $   16,655
                                              ==========   ==========   ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                        2000         1999
                                                        ----         ----
Operating Activities:
--------------------

   Net income                                          $ 3,744     $ 1,390

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                        137         621
       Amortization of acquisition fees                    302         375
       Gain on sale of equipment                          (261)       (315)
       Provision for early termination, financing
         leases                                            202         259
       Provision for losses on notes receivable            213         125
       Provision for losses on accounts receivable          78         100
       Equity in losses from joint ventures, net          --            38
       Gain on sale of securities                       (2,448)       (322)
       Increase in accounts receivable                     (12)        (30)
       Decrease in accounts payable and accrued
         expenses                                          (16)       (137)
       Decrease in other assets                             37           8
                                                       -------     -------
   Net cash provided by operating activities             1,976       2,112
                                                       -------     -------

Investing Activities:
--------------------

   Principal payments, financing leases                  2,739       4,482
   Principal payments, notes receivable                  4,048       3,674
   Distributions from joint ventures                      --            63
   Proceeds from sale of equipment                         548         347
   Proceeds from sale of securities                      2,448         322
   Investment in financing leases                       (2,169)     (2,865)
   Investment in notes receivable                       (2,024)     (3,119)
   Payment of acquisition fees                            (113)       (142)
                                                       -------     -------

   Net cash provided by investing activities             5,477       2,762
                                                       -------     -------

Financing Activities:
--------------------

   Payments of principal, notes payable                   --        (1,125)
   Distributions to partners                            (3,894)     (3,887)
   Redemptions of capital                                 (134)        (89)
                                                       -------     -------

   Net cash used in financing activities                (4,028)     (5,101)
                                                       -------     -------

Increase (decrease) in cash and cash equivalents         3,425        (227)

Cash and cash equivalents, beginning of period           4,309       4,536
                                                       -------     -------

Cash and cash equivalents, end of period               $ 7,734     $ 4,309
                                                       =======     =======

Supplemental Cash Flow Information:
----------------------------------

   Cash paid for interest expense                         --       $    29


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

         The General Partner is entitled to receive 4% of all distributions until the Limited Partners have recovered the greater of 177% of their initial capital contributions or 100% of their initial capital contributions plus a cumulative return of 11% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 2000, the General Partner's interest in Cash Available for Distribution is subordinated in any calendar quarter until the Limited Partners receive quarterly distributions equal to 2.75% of their capital contributions (i.e., 11% per annum), prorated for any partial period.

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

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                       2000        1999
                                                       ----        ----
                                                    (Amounts in Thousands)

         Management fees                               $240        $234
         Acquisition fees                               168         239
         Cash distributions                             156         154
                                                       ----        ----

                                                       $564        $627
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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $20,000 and $14,000 during the years ended December 31, 2000 and 1999, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         Impaired Notes Receivable. Notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest has been reduced to zero, the remaining payments will be applied to interest income. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's original effective interest rate. Alternatively, impairment is measured based on the note's observable market price or the fair value of the collateral if the note is collateral-dependent. When the measure of the impaired note is less than the recorded investment in the note, the impairment is recorded through a valuation allowance, which is included in the provision for losses on leases and loans.

         Allowance for Lease Losses. An allowance for losses on finance leases is established through provisions for losses charged against income. The loss is measured when it becomes probable that the Company will not recover its net investment in the finance lease. The loss is estimated as the net investment in a finance lease that will not be recovered through the remaining payments from the lease, including the value of equipment on lease. Finance leases deemed to be uncollectable are charged against the allowance for lease losses, and subsequent recoveries, if any, are credited to the allowance.

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

         Portfolio Valuation Methodology. The Partnership accounts for the net realizable value of the Partnership's equipment on a portfolio basis.

         Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in other comprehensive income.

         Reclassification. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                 2000
                                                                 ----
                                                         (Amounts in Thousands)

         Lease payments                                          $ 299
         Property tax                                               89
         Interest                                                    8
                                                                 -----
                                                                   396
         Less:  allowance for losses on accounts receivable       (170)
                                                                 -----

              Total                                              $ 226
                                                                 =====

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                  2000
                                                                  ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 13% to 20%
           per annum, receivable in installments ranging
           from 36 to 54 months, collateralized
           by the equipment financed                            $ 3,731

         Notes receivable from other businesses with
           stated interest ranging from 13% to 17% per
           annum, receivable in installments ranging
           from 47 to 85 months, collateralized by the
           equipment financed                                     1,258
                                                                -------
                                                                  4,989
         Less:  allowance for losses on notes receivable           (141)
                                                                -------

           Total                                                $ 4,848
                                                                =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                         (Amounts in Thousands)

         2001..........................................       $     2,606
         2002..........................................             1,731
         2003..........................................               803
         2004..........................................               332
         2005 .........................................                19
                                                              -----------

         Total minimum payments to be received.........             5,491
         Impaired notes receivable.....................               391
         Less:  unearned interest......................              (893)
         Less:  allowance for losses...................              (141)
                                                              -----------

         Net investment in notes receivable............       $     4,848
                                                              ===========

         At December 31, 2000, the recorded investment in notes that are considered to be impaired was $391,000, net of specific write-downs of $349,000. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999 was approximately $305,000 and $442,000, respectively. The Partnership recognized $345,000 and $56,000 of interest income on impaired notes receivable during the years ended December 31, 2000 and 1999, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                     2000        1999
                                                     ----        ----
                                                   (Amounts in Thousands)
         Beginning balance                           $  70       $ 602
              Provision for losses                     213         125
              Write downs                             (142)       (657)
                                                     -----       -----
         Ending balance                              $ 141       $  70
                                                     =====       =====


Note 5.       Net  Investment  in  Financing  Leases and  Equipment on Operating
              ------------------------------------------------------------------
              Leases.
              ------

         Equipment on lease consists primarily of furniture, fixtures, computer hardware and other capital equipment.

         The Partnership's operating leases are for initial lease terms of approximately 19 to 36 months. During the remaining terms of existing operating leases, the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has entered into direct financing lease arrangements with franchised businesses, companies engaged in the development of technologies and other growth industry businesses such as the semiconductor, biotechnology, medical device, software, communications, data storage, computer, retail, hospitality and others, located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                                2000
                                                                ----
                                                        (Amounts in Thousands)
         Minimum lease payments to be received                 $ 4,905
         Less: unearned income                                    (830)
               allowance for early terminations                   (122)
                                                               -------

         Net investment in financing leases                    $ 3,953
                                                               =======

         Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31, are as follows:

                                                  Financing           Operating
                                                  ---------           ---------
                                                     (Amounts in Thousands)

         2001....................................  $2,368               $  109
         2002....................................   1,542                   99
         2003....................................     826                  136
         2004....................................     169                  139
         2005....................................     -                    103
                                                   ------               ------

              Total                                $4,905               $  586
                                                   ======               ======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 2000 was $157,000.


Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                 2000
                                                                 ----
                                                        (Amounts in Thousands)

         Security deposits                                       $378
         Equipment lease operations                               236
         General Partner and Affiliates                           193
         Other                                                    132
                                                                 ----

                 Total                                           $939
                                                                 ====

Note 7.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2000:

                         Reported Amounts        Tax Basis        Net Difference
                         ----------------        ---------        --------------
                                          (Amounts in Thousands)

         Assets              $17,594             $17,776            $   182
         Liabilities             939                 843                 96

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                            2000       1999
                                                            ----       ----
                                                         (Amounts in Thousands)

         Net income for financial reporting purposes       $ 3,744   $ 1,390

         Adjustments for tax purposes:
              Tax depreciation in excess of book            (1,595)   (2,398)
              Difference in rental income recognition        2,485     4,369
              Excess of book gain on sale of equipment
                over tax gain on sale of equipment            (708)   (1,408)
              Book valuation allowances not recognized
                for tax purposes                               455       478
              Bad debt expense                                (143)     (655)
              Other                                            (20)      (14)
                                                           -------   -------

         Net income for federal income tax purposes        $ 4,218   $ 1,762
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


Note 9.       Net Income and Distributions per Limited Partnership Unit.
              ---------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,556,942 and 1,570,371 for the years ended December 31, 2000 and 1999, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


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

         The reimbursed costs to the General Partner are $298,000 and $331,000 at December 31, 2000 and 1999, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities, notes receivable and notes payable approximate their fair values.


Note 12.      New Accounting Pronouncements.
              -----------------------------

         Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase marketable and non-marketable equities covered by this statement. The Partnership has quantified the impact of adopting SFAS 133 on its financial statements and based on the value of such warrants as of December 31, 2000, derivative assets of approximately $2,000 would be recognized as a gain in the statement of operations with an offsetting amount as a reduction in accumulated other comprehensive income. Future changes in value will be recognized in the statement of operations with the offset to the derivative asset on the balance sheet.

Note 13.      Subsequent Events.
              -----------------

         In January 2001, cash distributions of $39,000 and $440,000 were made to the General and Limited Partners, respectively.

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

         GUS CONSTANTIN, age 63, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 50, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 28, is Vice President, Chief Financial Officer and a Director of PLA III. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

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

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2000, all such required reports were filed on a timely basis.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribution Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.


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
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $  408(1)                    $    0                   $    0
                                                          =====                        =====                    =====

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



Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                      Page No.
                                                                      --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2000                      11
              Statements of Operations and Comprehensive Income
                for the year ended December 31, 2000 and 1999            12
              Statements of Partners' Capital for the year
                ended December 31, 2000 and 1999                         13
              Statements of Cash Flows for the year ended
                December 31, 2000 and 1999                               14
              Notes to Financial Statements                         15 - 21

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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

                                   PHOENIX LEASING AMERICAN BUSINESS FUND, L.P., a California limited partnership
                                               (Registrant)

                                   By: PHOENIX LEASING ASSOCIATES III L.P.,
                                       a California limited partnership,
                                       General Partner

                                   By: PHOENIX LEASING ASSOCIATES III, INC.,
                                       a Nevada corporation,
                                       General Partner



         Date: March 22, 2001      By: /S/  GUS CONSTANTIN
               --------------          -------------------------
                                       Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                                  Date
      ---------                -----                                  ----


/S/ GUS CONSTANTIN      President and a Director                 March 22, 2001
---------------------   of Phoenix Leasing Associates III, Inc.  --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of  March 22, 2001
---------------------   Phoenix Leasing Associates III, Inc.     --------------
(Gary W. Martinez)


/S/ ANDREW N. GREGSON   Vice President, Chief Financial          March 22, 2001
---------------------   Officer and a Director of                --------------
(Andrew N. Gregson)     Phoenix Leasing Associates III, Inc.