Form 10QSB
period 2001-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-05-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

1,546,983 Units of Limited Partnership Interest were outstanding as of March 31, 2001.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $ 8,229     $ 7,734

Accounts receivable (net of allowance for losses
   on accounts receivable of $145 and $170 at
   March 31, 2001 and December 31, 2000,
   respectively)                                              201         226

Notes receivable (net of allowance for losses
   on notes receivable of $193 and $141 at March
   31, 2001 and December 31, 2000, respectively)            4,035       4,848

Net investment in financing leases (net of
   allowance for early terminations of $140 and
   $122 at March 31, 2001 and December 31, 2000,
   respectively)                                            2,690       3,953

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,641 and
   $1,249 at March 31, 2001 and December 31, 2000,
   respectively)                                              530         387

Capitalized acquisition fees (net of accumulated
   amortization of $2,714 and $2,638 at March 31,
   2001 and December 31, 2000, respectively)                  300         377

Other assets                                                   65          69
                                                          -------     -------

     Total Assets                                         $16,050     $17,594
                                                          =======     =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $   874     $   939
                                                          -------     -------

     Total Liabilities                                        874         939
                                                          -------     -------
Partners' Capital
   General Partner                                             90          95

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,546,983 and
     1,551,526 units outstanding at March 31, 2001
     and December 31, 2000, respectively                   15,086      16,558

   Accumulated other comprehensive income                    --             2
                                                          -------     -------

     Total Partners' Capital                               15,176      16,655
                                                          -------     -------

     Total Liabilities and Partners' Capital              $16,050     $17,594
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               2001       2000
                                                               ----       ----
INCOME
   Earned income, financing leases                            $   132   $   173
   Interest income, notes receivable                              247       306
   Rental income                                                  116       169
   Gain on sale of securities                                    --       1,251
   Other income                                                   126        83
                                                              -------   -------

     Total Income                                                 621     1,982
                                                              -------   -------

EXPENSES
   Depreciation                                                    96        21
   Amortization of acquisition fees                                77        65
   Lease related operating expenses                                 3        14
   Management fees to General Partner                              31        68
   Reimbursed administrative costs to General Partner              14        94
   Provision for losses on leases and loans                       817        90
   Legal expense                                                   23        94
   General and administrative expenses                             19        23
                                                              -------   -------

     Total Expenses                                             1,080       469
                                                              -------   -------

NET INCOME (LOSS)                                                (459)    1,513

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period                (2)      299
     Less: reclassification adjustment for gains included
           in net income                                         --      (1,251)
                                                              -------   -------
Other comprehensive loss                                           (2)     (952)
                                                              -------   -------

COMPREHENSIVE INCOME (LOSS)                                   $  (461)  $   561
                                                              =======   =======


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                $  (.32)  $   .93
                                                              =======   =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $   .60   $   .60
                                                              =======   =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                            $    34   $    54
   Limited Partners                                              (493)    1,459
                                                              -------   -------
                                                              $  (459)  $ 1,513
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                2001      2000
                                                                ----      ----
Operating Activities:
--------------------
   Net income (loss)                                          $  (459)  $ 1,513
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                                96        21
       Amortization of acquisition fees                            77        65
       Gain on sale of equipment                                  (33)      (58)
       Gain on sale of securities                                --      (1,251)
       Provision for losses on accounts receivable                 39      --
       Provision for early termination, financing leases          488         3
       Provision for losses on notes receivable                   290        87
       Decrease (increase) in accounts receivable                 (14)        6
       Decrease in accounts payable and accrued expenses          (65)      (55)
       Decrease in other assets                                     2        44
                                                              -------   -------
Net cash provided by operating activities                         421       375
                                                              -------   -------
Investing Activities:
--------------------
   Principal payments, financing leases                           550       771
   Principal payments, notes receivable                           523       763
   Proceeds from sale of equipment                                 19        65
   Proceeds from sale of securities                              --       1,251
   Investment in financing leases                                --        (244)
   Investment in notes receivable                                --        (787)
   Payment of acquisition fees                                   --         (32)
                                                              -------   -------
Net cash provided by investing activities                       1,092     1,787
                                                              -------   -------
Financing Activities:
--------------------
   Redemptions of capital                                         (49)       (3)
   Distributions to partners                                     (969)     (978)
                                                              -------   -------
Net cash used in financing activities                          (1,018)     (981)
                                                              -------   -------
Increase in cash and cash equivalents                             495     1,181

Cash and cash equivalents, beginning of period                  7,734     4,309
                                                              -------   -------
Cash and cash equivalents, end of period                      $ 8,229   $ 5,490
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to (from)
 operating leases                                             $   695   $   (48)

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 2000 amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Beginning balance                          $ 170         $ 311
              Provision for losses                     39            -
              Write downs                             (64)          (40)
                                                    -----         -----
         Ending balance                             $ 145         $ 271
                                                    =====         =====

Note 5.  Notes Receivable.
         ----------------

         Impaired Note Receivable. At March 31, 2001 and December 31, 2000, the recorded investment in notes that are considered to be impaired was $609,000 and $391,000, net of specific write-downs of $582,000 and $349,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2001 and 2000 was approximately $609,000 and $284,000 respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                       2001          2000
                                                       ----          ----
                                                     (Amounts In Thousands)

         Beginning balance                             $ 141         $  70
              Provision for losses                       290            87
              Write downs                               (238)          (44)
                                                       -----         -----
         Ending balance                                $ 193         $ 113
                                                       =====         =====

Note 6.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                       2001          2000
                                                       ----          ----
                                                     (Amounts In Thousands)

         Beginning balance                             $ 122         $  52
              Provision for losses                       488             3
              Recovery of provision of losses             -             22
              Write downs                               (470)           -
                                                       -----         -----
         Ending balance                                $ 140         $  77
                                                       =====         =====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,549,444 and 1,564,090 for the three months ended March 31, 2001 and 2000, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 8.  New Accounting Pronouncements.
         -----------------------------

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase marketable and non-marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported a net loss of $459,000 during the three months ended March 31, 2001, as compared to net income of $1,513,000 during the same period in 2000. The decrease in net income for the three months ended March 31, 2001 is primarily due to a decrease in gain on sale of securities and an increase in provisions for losses on leases and loans.

         The Partnership reported a gain on sale of securities of $0 for the three months ended March 31, 2001, compared to $1,251,000 in 2000. The securities sold in 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $1,251,000 from the sale of these securities during the three months ended March 31, 2000.

         The decrease in earned income from financing leases for the three months ended March 31, 2001 of $41,000, compared to the same period in 2000, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $2.7 million at March 31, 2001, as compared to $4.7 million at March 31, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During the three months ended March 31, 2001, the Partnership made new investments in financing leases of $0, compared to $244,000 in 2000.

         Interest income from notes receivable decreased by $59,000 for the three months ended March 31, 2001, compared to 2000. The decrease in interest income from notes receivable is attributable to the overall decline in net investment in notes receivable. The Partnership made new investments in notes receivable of $0 and $787,000 for the three months ended March 31, 2001 and 2000, respectively.

         Other income increased by $43,000 for the three months ended March 31, 2001, compared to 2000. This increase is due to an increase in the balance of the Partnerships bank account.

         Total expenses increased by $611,000 for the three months ended March 31, 2001, as compared to the same period in the prior year, due to an increase of $727,000 in the provision for losses on leases and loans and a $75,000 increase in depreciation. The increase in the provision for losses on leases and loans was due to the recognition of additional loss reserves for impaired leases and loans. These increases were offset by decreases in other expenses, which is attributable to the reduction in the amount of the equipment owned by the Partnership.

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

         The Partnership reported net cash generated from leasing and financing activities of $1,494,000 during the three months ended March 31, 2001, as compared to $1,909,000 during the same period in 2000. This decrease is reflective of the decrease in payments received from financing leases, principal payments from notes receivable and rental income, as previously discussed in the Results of Operations.

         During the three months ended March 31, 2001, the Partnership invested $0 in financing leases and notes receivable, as compared to investments of $244,000 in financing leases and $787,000 in notes receivable during the same period in 2000.

         The Partnership owned equipment held for lease with an original cost of $3,839,000 and a net book value of $718,000 at March 31, 2001, as compared to $2,622,000 and $0, respectively at March 31, 2000. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. The Partnership received proceeds from the sale of equipment of $19,000 for the three months ended March 31, 2001, compared to $65,000 for the same period in the previous year. The net book value of the equipment sold during the three months ended March 31, 2001 was $0, compared to $7,000 for the equipment sold in 2000.

         The cash distributed to partners during the three months ended March 31, 2001 was $969,000, as compared to $978,000 during the same period in 2000. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $930,000 and $939,000 in cash distributions during the three months ended March 31, 2001 and 2000, respectively. The total cumulative cash distributions to limited partners as of March 31, 2001 was $22,002,000, as compared to $18,273,000 at March 31, 2000. The General Partner received $39,000 during the three months ended March 31, 2001 and 2000. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 2001

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

         The Companies intend to vigorously defend the Consolidated Action.

Item 2.  Changes in Securities.  Inapplicable
         ---------------------
Item 3.  Defaults Upon Senior Securities.  Inapplicable
         -------------------------------
Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable
         -----------------------------------------------------
Item 5.  Other Information.  Inapplicable
         -----------------
Item 6.  Exhibits and Reports on 8-K:
         ---------------------------
         a)  Exhibits: None
         b)  Reports on 8-K:  None.

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                    --------------------------------------------
                                                    (Registrant)

                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                    Title                              Signature
     ----                    -----                              ---------

May 11, 2001       Senior Vice President                   /S/ GARY W. MARTINEZ
-----------------  and a Director of                       --------------------
                   Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



May 11, 2001       Vice President, Chief Financial         /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of               ---------------------
                   Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)