Form 10QSB
period 2001-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-08-10
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

1,538,965 Units of Limited Partnership Interest were outstanding as of June 30, 2001.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2001        2000
                                                            ----        ----
ASSETS
Cash and cash equivalents                                 $ 8,591     $ 7,734

Accounts receivable (net of allowance for losses on
   accounts receivable of $116 and $170 at June 30,
   2001 and December 31, 2000, respectively)                  174         226

Notes receivable (net of allowance for losses on notes
   receivable of $172 and $141 at June 30, 2001 and
   December 31, 2000, respectively)                         2,767       4,848

Net investment in financing leases (net of allowance
   for early terminations of $176 and $122 at June 30,
   2001 and December 31, 2000, respectively)                2,326       3,953

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $1,719 and $1,249 at
   June 30, 2001 and December 31, 2000, respectively)         416         387

Capitalized acquisition fees (net of accumulated
   amortization of $2,783 and $2,638 at June 30, 2001
   and December 31, 2000, respectively)                       232         377

Other assets                                                    3          69
                                                          -------     -------

     Total Assets                                         $14,509     $17,594
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $   720     $   939
                                                          -------     -------

     Total Liabilities                                        720         939
                                                          -------     -------

Partners' Capital
   General Partner                                             86          95

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,538,965 and
     1,551,526 units outstanding at June 30, 2001
     and December 31, 2000, respectively                   13,703      16,558

   Accumulated other comprehensive income                    --             2
                                                          -------     -------

     Total Partners' Capital                               13,789      16,655
                                                          -------     -------

     Total Liabilities and Partners' Capital              $14,509     $17,594
                                                          =======     =======


         The accompany notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            2001      2000     2001       2000
                                            ----      ----     ----       ----
INCOME
   Earned income, financing leases       $    112  $    181  $    244  $    353
   Interest income, notes receivable           84       335       332       642
   Rental income                               71        85       154       196
   Gain on sale of equipment                    3       184        22       242
   Gain on sale of securities                 173       624       174     1,874
   Other income                               110       100       234       184
                                         --------  --------  --------  --------
     Total Income                             553     1,509     1,160     3,491
                                         --------  --------  --------  --------

EXPENSES
   Depreciation                               124        43       206        64
   Amortization of acquisition fees            69        84       145       149
   Lease related operating expenses            16        10        19        24
   Management fees to General Partner          29        64        60       133
   Reimbursed administrative costs to
     General Partner                           15        45        29       139
   Provision for losses on leases and
     loans                                    592       139     1,409       229
   Legal expense                               35        32        59       127
   General and administrative expenses         19        22        38        43
                                          -------   -------   -------   -------
     Total Expenses                           899       439     1,965       908
                                          -------   -------   -------   -------
NET INCOME (LOSS)                            (346)    1,070      (805)    2,583

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains (losses)
       arising during period                 --        (112)       (2)      186
     Less: reclassification adjustment
           for gains included in net
           income                            --        (624)     --      (1,874)
                                          -------   -------   -------   -------
Other comprehensive income                   --        (736)       (2)   (1,688)
                                          -------   -------   -------    ------
COMPREHENSIVE INCOME (LOSS)               $  (346)  $   334   $  (807)  $   895
                                          =======   =======   =======   =======

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $  (.24)  $   .66   $  (.56)  $  1.59
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.20   $  1.20
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                      $    34   $    48   $    68   $   102
     Limited Partners                        (380)    1,022      (873)    2,481
                                          -------   -------   -------   -------
                                          $  (346)  $ 1,070   $  (805)  $ 2,583
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                               2001       2000
                                                               ----       ----
Operating Activities:
--------------------
   Net income (loss)                                         $  (805)   $ 2,583
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                              206         64
       Amortization of acquisition fees                          145        149
       Gain on sale of equipment                                 (22)      (242)
       Gain on sale of securities                               (174)    (1,874)
       Provision for (recovery of) early termination,
         financing leases                                        478        (27)
       Provision for losses on accounts receivable                65         71
       Provision for losses on notes receivable                  866        185
       Increase in accounts receivable                           (13)      --
       Increase (decrease) in accounts payable and
         accrued expenses                                       (219)       247
       Decrease in other assets                                   64         43
                                                             -------    -------
Net cash provided by operating activities                        591      1,199
                                                             -------    -------
Investing Activities:
--------------------
   Principal payments, financing leases                          917      1,414
   Principal payments, notes receivable                        1,215      2,061
   Proceeds from sale of equipment                                19        251
   Proceeds from sale of securities                              174      1,874
   Investment in financing leases                               --       (1,379)
   Investment in notes receivable                               --       (2,024)
   Payment of acquisition fees                                  --          (79)
                                                             -------    -------
Net cash provided by investing activities                      2,325      2,118
                                                             -------    -------
Financing Activities:
--------------------
   Redemptions of capital                                       (125)      (108)
   Distributions to partners                                  (1,934)    (1,953)
                                                             -------    -------
Net cash used in financing activities                         (2,059)    (2,061)
                                                             -------    -------
Increase in cash and cash equivalents                            857      1,256
Cash and cash equivalents, beginning of period                 7,734      4,309
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 8,591    $ 5,565
                                                             =======    =======
Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to (from)
  operating leases                                           $   662    $   (18)

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

Note 4.    Accounts Receivable.
           -------------------

         The activity in the allowance for losses on accounts receivable during the six months ended June 30, is as follows:

                                                     2001        2000
                                                     ----        ----
                                                   (Amounts In Thousands)
         Beginning balance                           $ 170       $ 311
              Provision for losses                      65          72
              Write downs                             (119)       (209)
                                                     -----       -----
         Ending balance                              $ 116       $ 174
                                                     =====       =====

Note 5.    Notes Receivable.
           ----------------

         Impaired Notes Receivable. At June 30, 2001 and December 31, 2000, the recorded investment in notes that are considered to be impaired was $521,000 and $391,000, net of specific write-downs of $647,000 and $349,000, respectively. The average recorded investment in impaired notes during the six months ended June 30, 2001 and 2000 was approximately $565,000 and $301,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                     2001        2000
                                                     ----        ----
                                                  (Amounts In Thousands)

         Beginning balance                           $ 141       $  70
              Provision for losses                     866         185
              Write downs                             (835)       (201)
                                                     -----       -----
         Ending balance                              $ 172       $  54
                                                     =====       =====

Note 6.    Investment in Financing Leases.
           ------------------------------

         The activity in the allowance for early termination of financing leases during the six months ended June 30, is as follows:

                                                     2001        2000
                                                     ----        ----
                                                  (Amounts In Thousands)

         Beginning balance                           $ 122       $  52
              Provision for losses                     478        --
              Recovery of losses                      --           (27)
              Write downs                             (424)         17
                                                     -----       -----
         Ending balance                              $ 176       $  42
                                                     =====       =====

Note 7.    Net Income (Loss) and Distributions per Limited Partnership Unit.
           ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,546,190 and 1,561,170 for the six months ended June 30, 2001 and 2000, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

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

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
           ---------------------------------------------------------------------
           Results of Operations.
           ---------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported a net loss of $346,000 and $805,000 during the three and six months ended June 30, 2001, respectively as compared to net income of $1,070,000 and $2,583,000 during the same period in 2000. The decrease in net income for the three and six months ended June 30, 2001 is primarily due to a decrease in gain on sale of securities and an increase in provisions for losses on leases and loans.

         Total income decreased by $956,000 and $2,331,000 for the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year. The Partnership reported a gain on sale of securities of $173,000 and $174,000 for the three and six month periods ended June 30, 2001, respectively compared to $624,000 and $1,874,000 in 2000. The securities sold in 2001 and 2000 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $174,000 and $1,874,000 from the sale of these securities during the six months ended June 30, 2001 and 2000, respectively.

         The decrease in earned income from financing leases for the three and six month periods ended June 30, 2001 of $69,000 and $109,000, respectively, compared to the same periods in 2000, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $2.3 million at June 30, 2001, as compared to $5.2 million at June 30, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During the six months ended June 30, 2001, the Partnership made no new investments in financing leases, compared to $1,379,000 in 2000.

         Interest income from notes receivable decreased by $251,000 and $310,000 for the three and six month periods ended June 30, 2001, respectively, compared to 2000. The decrease in interest income from notes receivable is attributable to the overall decline in net investment in notes receivable. The Partnership made new investments in notes receivable of $0 and $2,024,000 for the six months ended June 30, 2001 and 2000, respectively.

         The Partnership reported a gain on sale of equipment of $3,000 and $22,000 for the three and six months ended June 30, 2001 compared to a gain on sale of equipment of $184,000 and $242,000 for the three and six months ended
June 30, 2000. The Partnership sold equipment with an aggregate original cost $2.1 million during the six months ended June 30, 2001, compared to $3.3 million in 2000.

         Other income increased by $10,000 and $50,000 for the three and six month periods ended June 30, 2001, respectively, compared to 2000. This increase is due to an increase in the balance of cash and cash equivalents.

         Total expenses increased by $460,000 and $1,057,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the prior year, due to increases of $453,000 and $1,180,000 in the provision for losses on leases and loans and $81,000 and $142,000 in depreciation for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the prior year. The increase in the provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired leases and loans. These increases were offset by decreases in other expenses, which is attibutable to the reduction in the amount of the equipment owned by the Partnership.

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

         The Partnership reported net cash generated from leasing and financing activities of $2,723,000 during the six months ended June 30, 2001, as compared to $4,674,000 during the same period in 2000. This decrease is reflective of the decrease in payments received from financing leases, principal payments from notes receivable and rental income, as previously discussed in the Results of Operations.

         During the six months ended June 30, 2001, the Partnership invested $0 in financing leases and notes receivable, as compared to investments of $1,379,000 in financing leases and $2,024,000 in notes receivable during the same period in 2000.

         The Partnership owned equipment held for lease with an original cost of $3,751,000 and a net book value of $232,000 at June 30, 2001, as compared to $2,400,000 and $4,000, respectively, at June 30, 2000. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. The Partnership received proceeds from the sale of equipment of $19,000 for the six months ended June 30, 2001, compared to $251,000 for the same period in the previous year. The net book value of the equipment sold during the six months ended June 30, 2001 was $0, compared to $8,000 for the equipment sold in 2000.

         The cash distributed to partners during the six months ended June 30, 2001 was $1,934,000, as compared to $1,953,000 during the same period in 2000. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,857,000 and $1,875,000 in cash distributions during the six months ended June 30, 2001 and 2000, respectively. The total cumulative cash distributions to limited partners as of June 30, 2001 was $22,929,000, as compared to $19,209,000 at June 30, 2000. The General Partner received $77,000 and $78,000 during the six months ended June 30, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                  June 30, 2001
                           Part II. Other Information.
                                    -----------------

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken and plaintiffs recently took depositions of the Companies.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' deposition have been taken and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties.

         On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The parties are currently drafting a settlement agreement, which will be submitted to the Court for approval. The settlement will not materially effect the financial position or results of operations of the Partnership.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf b+6+--+y the undersigned, thereunto duly authorized.


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

August 10, 2001    Senior Vice President                   /S/ GARY W. MARTINEZ
-----------------  and a Director of                       --------------------
                   Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



August 10, 2001    Vice President, Chief Financial         /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of             ---------------------
                   Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)