Form 10QSB/A
period 2001-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-09-17
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

     The following item appearing on Form-10QSB for Phoenix Leasing American Business Fund, L.P. (the Partnership), as originally filed May 14, 2001, is hereby amended.

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

         In the quarter ended March 31, 2001, leases and loans with 5 lessees and borrowers totaling $1,038,000 as of December 31, 2000 became impaired in the Partnership's Growth Capital portfolio and were written-down by $467,000. Thus far during the second quarter of 2001, leases and loans with 3 lessees and borrowers totaling $671,000 as of March 31, 2001 became impaired in the Growth Capital portfolio. As a result, we expect the Provision for losses on leases and loans and the write-off in the second quarter of 2001 to be larger than in previous years. As of March 31, 2001, the Partnership has $5,585,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Continued weakness in the economy could cause the Provision for losses on leases and loans and the write-off to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                    --------------------------------------------
                                                    (Registrant)

                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                    Title                              Signature
     ----                    -----                              ---------

September 17, 2001 Senior Vice President                   /S/ GARY W. MARTINEZ
------------------ and a Director of                       --------------------
                   Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



September 17, 2001 Vice President, Chief Financial         /S/ ANDREW N. GREGSON
------------------ Officer and a Director of               ---------------------
                   Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)