Form 10QSB
period 2001-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-11-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 2001

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

1,536,550 Units of Limited Partnership Interest were outstanding as of September 30, 2001.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2001           2000
                                                         ----           ----
ASSETS
Cash and cash equivalents                               $ 8,872       $ 7,734

Accounts receivable (net of allowance for losses
   on accounts receivable of $164 and $170 at
   September 30, 2001 and December 31, 2000,
   respectively)                                            127           226

Notes receivable (net of allowance for losses on
   notes receivable of $126 and $141 at September
   30, 2001 and December 31, 2000, respectively)          2,371         4,848

Net investment in financing leases (net of allowance
   for early terminations of $138 and $122 at
   September 30, 2001 and December 31, 2000,
   respectively)                                          1,916         3,953

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,497 and
   $1,249 at September 30, 2001 and December 31, 2000,
   respectively)                                            532           387

Capitalized acquisition fees (net of accumulated
   amortization of $2,813 and $2,638 at September 30,
   2001 and December 31, 2000, respectively)                202           377

Other assets                                                  1            69
                                                        -------       -------

     Total Assets                                       $14,021       $17,594
                                                        =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $   701       $   939
                                                        -------       -------

     Total Liabilities                                      701           939
                                                        -------       -------

Partners' Capital
   General Partner                                           91            95

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,536,550 and
     1,551,526 units outstanding at September 30,
     2001 and December 31, 2000, respectively            13,229        16,558

   Accumulated other comprehensive income                  --               2
                                                        -------       -------

     Total Partners' Capital                             13,320        16,655
                                                        -------       -------

     Total Liabilities and Partners' Capital            $14,021       $17,594
                                                        =======       =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            2001      2000     2001       2000
                                            ----      ----     ----       ----

INCOME
   Rental income                           $   415  $    87   $   569   $   283
   Interest income, notes receivable           196      426       528     1,068
   Earned income, financing leases              90      202       334       555
   Gain on sale of equipment                    56       17        79       259
   Gain on sale of securities                    2      479       176     2,354
   Other income                                 87       99       322       283
                                           -------  -------   -------   -------
     Total Income                              846    1,310     2,008     4,802
                                           -------  -------   -------   -------

EXPENSES
   Depreciation                                107       25       313        90
   Amortization of acquisition fees             30       74       175       223
   Lease related operating expenses              8        1        28        25
   Management fees to General Partner           27       61        87       194
   Reimbursed administrative costs to
     General Partner                            12       80        42       219
   Provision for (recovery of) losses
     on leases and loans                        67       (3)    1,475       226
   Legal expense                                41       34       100       161
   General and administrative expenses          39       15        77        58
                                           -------  -------   -------   -------
     Total Expenses                            331      287     2,297     1,196
                                           -------  -------   -------   -------

NET INCOME (LOSS)                              515    1,023      (289)    3,606

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains (losses)
       arising during period                  --         41        (2)      228
     Less: reclassification adjustment
           for gains included in net
           income                             --       (479)     --      (2,354)
                                           -------  -------   -------   -------
Other comprehensive income                    --       (438)       (2)   (2,126)
                                           -------  -------   -------   -------
COMPREHENSIVE INCOME (LOSS)                $   515  $   558   $  (291)  $ 1,480
                                           =======  =======   =======   =======

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                        $   .30  $   .63   $  (.26)  $  2.22
                                           =======  =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $   .60  $   .60   $  1.80   $  1.80
                                           =======  =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                       $    44  $    50   $   112   $   152
     Limited Partners                          471      973      (401)    3,454
                                           -------  -------   -------   -------

                                           $   515  $ 1,023   $  (289)  $ 3,606
                                           =======  =======   =======   =======


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               2001       2000
                                                               ----       ----
Operating Activities:
--------------------
   Net income (loss)                                         $  (289)   $ 3,606
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                              313         90
       Amortization of acquisition fees                          175        223
       Gain on sale of equipment                                 (79)      (259)
       Gain on sale of securities                               (176)    (2,354)
       Provision for (recovery of) early termination,
         financing leases                                        380         (9)
       Provision for losses on accounts receivable               113         71
       Provision for losses on notes receivable                  982        164
       Increase in accounts receivable                           (18)      (223)
       Decrease in accounts payable and accrued
         expenses                                               (238)        (2)
       Decrease in other assets                                   66         43
                                                             -------    -------
Net cash provided by operating activities                      1,229      1,350
                                                             -------    -------

Investing Activities:
--------------------
   Principal payments, financing leases                        1,201      2,124
   Principal payments, notes receivable                        1,495      2,976
   Proceeds from sale of equipment                                81        491
   Proceeds from sale of securities                              176      2,354
   Investment in financing leases                               --       (2,170)
   Investment in notes receivable                               --       (2,024)
   Payment of acquisition fees                                  --         (113)
                                                             -------    -------

Net cash provided by investing activities                      2,953      3,638
                                                             -------    -------

Financing Activities:
--------------------
   Redemptions of capital                                       (147)      (129)
   Distributions to partners                                  (2,897)    (2,924)
                                                             -------    -------

Net cash used in financing activities                         (3,044)    (3,053)
                                                             -------    -------

Increase in cash and cash equivalents                          1,138      1,935

Cash and cash equivalents, beginning of period                 7,734      4,309
                                                             -------    -------

Cash and cash equivalents, end of period                     $ 8,872    $ 6,244


Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to operating leases  $   822    $   215

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

Note 4.       Accounts Receivable.
              -------------------

         The activity in the allowance for losses on accounts receivable during the nine months ended September 30, is as follows:

                                                   2001           2000
                                                   ----           ----
                                                  (Amounts In Thousands)
         Beginning balance                        $  170         $  311
              Provision for losses                   113             71
              Write downs                           (119)          (209)
                                                  ------         ------
         Ending balance                           $  164         $  173
                                                  ======         ======

Note 5.       Notes Receivable.
              ----------------

         Impaired Notes Receivable. At September 30, 2001 and December 31, 2000, the recorded investment in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, was $517,000 and $391,000, net of specific write-downs of $835,000 and $349,000, respectively. The average recorded investment in impaired notes during the nine months ended September 30, 2001 and 2000 was approximately $549,000 and $276,000 respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                   2001           2000
                                                   ----           ----
                                                  (Amounts In Thousands)

         Beginning balance                        $  141         $   70
              Provision for losses                   982            164
              Write downs                           (997)          (175)
                                                  ------         ------
         Ending balance                           $  126         $   59
                                                  ======         ======

Note 6.       Investment in Financing Leases.
              ------------------------------

         The activity in the allowance for early termination of financing leases during the nine months ended September 30, is as follows:

                                                   2001           2000
                                                   ----           ----
                                                  (Amounts In Thousands)

         Beginning balance                        $  122         $   52
              Provision for losses                   380             (9)
              Write downs                           (364)             8
                                                  ------         ------
         Ending balance                           $  138         $   51
                                                  ======         ======

Note 7.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,543,287 and 1,558,501 for the nine months ended September 30, 2001 and 2000, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

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

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported net income of $515,000 during the three months ended September 30, 2001 and a net loss of $289,000 during the nine months ended September 30, 2001, as compared to net income of $1,023,000 and $3,606,000 during the same periods in 2000. The decline in net income for both the three and nine months ended September 30, 2001, is attributable to declines in earned income from financing leases, interest income from notes receivable, and gain on sale of securities, in addition to increases in depreciation expense and provision for losses on leases and loans.

         Total income decreased by $464,000 and $2,794,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. The decrease in total income for the three and nine months ended September 30, 2001, compared to the prior year, is due to declines in earned income from financing leases, interest income from notes receivable and gain on sale of securities which in part is offset by an increase in rental income. An additional factor contributing to the decline in total income for the nine months ended September 30, 2001, compared to the same period in the previous year, is a decrease in gain on sale of equipment.

         The decrease in earned income from financing leases for the three and nine month periods ended September 30, 2001 of $112,000 and $221,000, respectively, compared to the same periods in 2000, is a result of a decline in the Partnership's investment in financing leases. The Partnership's net investment in financing leases was $1,916,000 at September 30, 2001, as compared to $5,015,000 at September 30, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During the nine months ended September 30, 2001, the Partnership made no new investments in financing leases, compared to $2,170,000 in 2000.

         Interest income from notes receivable decreased by $230,000 and $540,000 for the three and nine month ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease in interest income from notes receivable is attributable to the overall decline in net investment in notes receivable. The Partnership made new investments in notes receivable of $0 and $2,024,000 for the nine months ended September 30, 2001 and 2000, respectively.

         The Partnership reported a gain on sale of securities of $2,000 and $176,000 for the three and nine months ended September 30, 2001, respectively, compared to $479,000 and $2,354,000 in the same periods in 2000. The securities sold in 2001 and 2000 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $176,000 and $2,354,000 from the sale of these securities during the nine months ended September 30, 2001 and 2000, respectively.

         The decreases in earned income from financing leases, interest income from notes receivable and gain on sale of securities is in part offset by an increase in rental income of $328,000 and $286,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year. The increase in rental income for the three and nine months ended September 30, 2001 is due to settlements related to rental activity being recognized as income.

         The Partnership reported a gain on sale of equipment of $56,000 and $79,000 for the three and nine months ended September 30, 2001, respectively, compared to a gain on sale of equipment of $17,000 and $259,000 for the three and nine months ended September 30, 2000. The Partnership sold equipment with an aggregate original cost $3.7 million during the nine months ended September 30, 2001, compared to $4.2 million in 2000.

         Total expenses for the three and nine month periods ended September 30, 2001 increased by $44,000 and $1,101,000, respectively, as compared to the same periods in the previous year. The increase in total expenses is attributable to increases in depreciation and provision for losses on leases and loans. The increase in depreciation and provision for losses on leases and loans for the three and nine months ended September 30, 2001, compared to the same periods in the prior year, is partially offset by decreases in management fees to the General Partner, reimbursed costs to the General Partner, and amortization of acquisition fees.

         Depreciation expense increased by $82,000 and $223,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the previous year. The increase in depreciation expense is attributable to an increase in the amount of equipment coming off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The increase in the provision for losses on leases and loans of $70,000 and $1,249,000 for the three and nine months ended September 30, 2001, compared to the same periods in the prior year, was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss.

         The increases in depreciation and provision for losses on leases and loans are partially offset by decreases in management fees, reimbursed administrative costs to the General Partner and amortization of acquisition fees for the three and nine months ended September 30, 2001, compared to the same periods in the prior year. The decreases in these expenses are the result of the continued reduction in the size of the lease and loan portfolio. During the three and nine months ended September 30, 2001, compared to the same periods in the prior year, management fees to the General Partner decreased by $34,000 and $107,000, respectively, reimbursed administrative costs to the General Partner decreased by $68,000 and $177,000, respectively, and amortization of acquisition fees decreased by $44,000 and $48,000, respectively.

         Management considers various factors in determining the allowance for loan and lease losses. Management periodically specifically reviews each individual loan and lease in the Partnership's portfolio for payment delinquencies and other identified weaknesses. When management determines that a lease loss is probable or loan is impaired, it provides for the loss and takes a specific write-down to reduce the reported value of that lease or loan. For loans, the reported value is reduced to the present value of the expected future cash flows discounted at the original effective interest rate or, if collectability is collateral dependent (which is generally the case), to the fair value of the collateral. For leases, the reported value is reduced to the amount expected to be recovered which is generally the fair value of the collateral. In addition, in order to estimate unidentified probable losses, management considers the average charge-offs as a percentage of the portfolio in recent quarters in estimating this portion of the allowance. A significant amount of the loans and leases in the Growth Capital portfolio are dependent upon computer peripheral collateral which is susceptible to accelerated fair value declines due to potential technological obsolescence. This factor is considered by management in calculating the allowance for loan and lease losses through historical loss factors and individual loan and lease reviews.

         In the quarter ended September 30, 2001, leases with one customer were deemed as probable losses and loans with one customer became impaired totaling $342,000 as of June 30, 2001 in the Partnership's Growth Capital portfolio and were written-down by $167,000. Thus far during the fourth quarter of 2001, no leases were deemed as a probable loss and loans with two customers totaling $63,000 became impaired in the Growth Capital portfolio. As of September 30, 2001 and December 31, 2000, Growth Capital loans and leases of $44,000 and $0, respectively, net of any specific write-downs, were between 30 and 90 days past due. As of September 30, 2001, the Partnership has $3,462,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated from leasing and financing activities of $3,925,000 during the nine months ended September 30, 2001, as compared to $6,450,000 during the same period in 2000. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable which are partially offset by an increase in rental income, as previously discussed in the Results of Operations.

         During the nine months ended September 30, 2001, the Partnership invested $0 in financing leases and notes receivable, as compared to investments of $2,170,000 in financing leases and $2,024,000 in notes receivable during the same period in 2000.

         The Partnership owned equipment held for lease with an original cost of $2,355,000 and a net book value of $210,000 at September 30, 2001, as compared to $2,226,000 and $2,000, respectively, at September 30, 2000. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The Partnership received proceeds from the sale of equipment of $81,000 for the nine months ended September 30, 2001, compared to $491,000 for the same period in the previous year. The net book value of the equipment sold during the nine months ended September 30, 2001 was $2,000, compared to $232,000 equipment sold in 2000. At September 30, 2001, the Partnership owned equipment with an aggregate original cost of approximately $8 million, as compared to $13 million at September 30, 2000.

         The cash distributed to partners during the nine months ended September 30, 2001 was $2,897,000, as compared to $2,924,000 during the same period in
2000. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,781,000 and $2,807,000 in cash distributions during the nine months ended September 30, 2001 and 2000, respectively. The total cumulative cash distributions to limited partners as of September 30, 2001 was $23,852,000, as compared to $20,141,000 at September 30, 2000. The General Partner received $116,000 and $117,000 during the nine months ended September 30, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2001 at least at the same rate as in 2000.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 2001
                           Part II. Other Information.
                                    -----------------

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

         On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court has granted preliminary approval of the settlement. The settlement will not materially effect the financial position or results of operations of the Partnership.

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


                               PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                               -------------------------------------------
                                               (Registrant)

                               BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership,
                                      General Partner

                                      BY:  PHOENIX LEASING ASSOCIATES III, INC.
                                           a Nevada corporation,
                                           General Partner



      Date                Title                                  Signature
      ----                -----                                  ---------

November 13, 2001    Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------    and a Director of                     --------------------
                     Phoenix Leasing Associates III, Inc.  (Gary W. Martinez)

November 13, 2001    Vice President, Chief Financial       /S/ ANDREW N. GREGSON
-----------------    Officer and a Director of             ---------------------
                     Phoenix Associates III, Inc.          (Andrew N. Gregson)