Form 10KSB/A
period 2000-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2001-12-21
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-KSB/A
                                AMENDMENT NO. 2

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

(c)      Exhibits

         21.  Additional Exhibits

              a) Balance Sheets of Phoenix Leasing
                   Associates III, Inc.                            E21  1-6
                 Balance Sheets of Phoenix Leasing
                   Associates III L.P.                             E21  7-11

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

                                   PHOENIX LEASING AMERICAN BUSINESS FUND, L.P., a California limited partnership
                                               (Registrant)

                                   By: PHOENIX LEASING ASSOCIATES III L.P.,
                                       a California limited partnership,
                                       General Partner

                                   By: PHOENIX LEASING ASSOCIATES III, INC.,
                                       a Nevada corporation,
                                       General Partner



      Date: December 20, 2001      By: /S/  GUS CONSTANTIN
            -----------------          -------------------------
                                       Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title                                  Date
      ---------              -----                                  ----


/S/GUS CONSTANTIN     President and a Director                 December 20, 2001
--------------------  of Phoenix Leasing Associates III, Inc.  -----------------
(Gus Constantin)


/S/GARY W. MARTINEZ   Senior Vice President and a Director of  December 20, 2001
--------------------  Phoenix Leasing Associates III, Inc.     -----------------
(Gary W. Martinez)


/S/ANDREW N. GREGSON  Vice President, Chief Financial          December 20, 2001
--------------------  Officer and a Director of                -----------------
(Andrew N. Gregson)   Phoenix Leasing Associates III, Inc.