Form 10KSB
period 2001-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2002-03-22
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-25278


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

The Registrant's revenue for its most recent fiscal year was $2,495,000.

As of December 31, 2001, 1,536,900 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2001.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         2001 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business.......................................................  3
Item 2.       Properties.....................................................  4
Item 3.       Legal Proceedings..............................................  4
Item 4.       Submission of Matters to a Vote of Security Holders............  5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters........................................  5
Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  6
Item 7.       Financial Statements...........................................  9
Item 8.       Disagreements on Accounting and Financial Disclosure Matters... 22


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant............. 22
Item 10.      Executive Compensation......................................... 23
Item 11.      Security Ownership of Certain Beneficial Owners and Management. 23
Item 12.      Certain Relationships and Related Transactions................. 24


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K....................................................... 24


Signatures................................................................... 25

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

         From the initial formation of the Partnership through December 31, 2001, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $75,654,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.86%. The average initial term of contractual payments from loans was 48 months and the weighted average interest was 14.95%.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 2001, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 2001, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $14,125,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 2001:

                                                                   Percentage of
         Asset Types                         Cost of Assets(1)     Total Assets
------------------------------           ---------------------     -------------
                                         (Amounts in Thousands)

Equipment:
Computer Hardware                              $  3,317                  24%
Lab Test Equipment                                1,210                   9
Software                                            752                   5
Furniture and Fixtures                              666                   5
Leasehold Improvements                              633                   4
Miscellaneous Equipment                             445                   3
Manufacturing Equipment                             305                   2
Commercial Equipment                                187                   1
Communications Equipment                             79                   1
                                               --------                 ---

     Total Equipment                              7,594                  54

Financing:
Financing to Emerging Growth Companies            4,131                  29
Financing to Other Businesses                     2,400                  17
                                               --------                 ---

     Total Financing                              6,531                  46
                                               --------                 ---

         Total Assets                          $ 14,125                 100%
                                               ========                 ===

(1) These amounts include the cost of equipment on financing leases of $4,075,000 at December 31, 2001.


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

         (b)  Approximate number of equity security investments:

                                                      Number of Unit Holders
              Title of Class                          as of December 31, 2001
              --------------                          -----------------------

              Limited Partners                                 1,584
              General Partner                                      1

Item 6.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Critical Accounting Policies

         In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to allowance for losses on loans and leases. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported a net loss of $735,000 during the year ended December 31, 2001, as compared to net income of $3,744,000 during 2000. The decline in net income for the year ended December 31, 2001, is attributable to declines in earned income from financing leases, interest income from notes receivable, and gain on sale of securities, in addition to an increase in depreciation and provision for losses on leases and loans.

         Total income decreased by $2,979,000 during the year ended December 31, 2001, as compared to the same period in 2000. The decrease in total income for the year ended December 31, 2001, compared to the prior year, is due to declines in earned income from financing leases, interest income from notes receivable and gain on sale of securities which in part is offset by an increase in rental income.

         Earned income from financing leases decreased by $324,000 during the year ended December 31, 2001, as compared to the same period in 2000, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $1,381,000 at December 31, 2001, as compared to $3,953,000 at December 31, 2000. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. During 2001, the Partnership made no new investments in financing leases, compared to $2,169,000 during 2000.

         Interest income from notes receivable decreased by $546,000 for the year ended December 31, 2001, compared to 2000, which is attributable to the decline in net investment in notes receivable. At December 31, 2001, the net investment in notes receivable was $1,534,000, compared to $4,848,000 at December 31, 2000. The Partnership made no new investments in notes receivable during the year ended December 31, 2001, compared to $2,024,000 for the year ended December 31, 2000.

         The Partnership reported a gain on sale of securities of $176,000 for the year ended December 31, 2001, compared to $2,448,000 in 2000. The securities sold for both 2001 and 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $176,000 and $2,448,000 from the sale of these securities during the year ended December 31, 2001 and 2000, respectively.

         The decreases in earned income from financing leases, interest income from notes receivable and gain on sale of securities is in part offset by an increase in rental income of $363,000 for the year ended December 31, 2001, compared to the same period in the prior year. The increase in rental income for the year ended December 31, 2001 is due to settlements related to rental activity being recognized as income.

         The Partnership reported a gain on sale of equipment of $79,000 for the year ended December 31, 2001, compared to $261,000 in 2000. The Partnership sold equipment with an aggregate original cost of $4.2 million during the year ended December 31, 2001, compared to $5.7 million in 2000.

         Total expenses for the year ended December 31, 2001 increased by $1,500,000, as compared to the same period in the prior year. The increase is attributable to increases in depreciation and provision for losses on leases and loans. The increase in depreciation and provision for losses on leases and loans for the year ended December 31, 2001, compared to the same period in the prior year, is partially offset by decreases in management fees to the General
Partner, reimbursed costs to the General Partner, and amortization of acquisition fees.

         Depreciation expense increased by $272,000 for the year ended December 31, 2001, compared to the same period in the previous year. The increase in depreciation expense is attributable to an increase in the amount of financing lease equipment coming off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The increase in the provision for losses on leases and loans of $1,646,000 for the year ended December 31, 2001, compared to the same period in the prior year, was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss.

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

         In the year ended December 31, 2001, leases with three customers were deemed as probable losses and loans with nine customers became impaired totaling $2,448,000 as of December 31, 2001 in the Partnership's Growth Capital portfolio and were written-down by $1,817,000. Thus far during the first quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of December 31, 2001, Growth Capital loans and leases of $115,000, net of any specific write-downs, were between 30 and 90 days past due. As of December 31, 2001, the Partnership has $2,381,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

         The increases in depreciation and provision for losses on leases and loans are partially offset by decreases in management fees, reimbursed administrative costs to the General Partner and amortization of acquisition fees for the year ended December 31, 2001, compared to the same period in the prior year. The decreases in these expenses are the result of the continued reduction in the size of the lease and loan portfolio. During the year ended December 31, 2001, compared to the same period in the prior year, management fees to the General Partner decreased by $128,000, reimbursed administrative costs to the General Partner decreased by $201,000, and amortization of acquisition fees decreased by $68,000.

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

         The Partnership reported net cash from leasing and financing activities of $5,058,000 during the year ended December 31, 2001, as compared to $8,763,000 during the same period in 2000. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable which are partially offset by an increase in rental income, as previously discussed in the Results of Operations.

         During the year ended December 31, 2001, the Partnership made no new investments in financing leases and notes receivable, as compared to investments of $2,169,000 in finance leases and $2,024,000 in notes receivable during the same period in 2000.

         As of December 31, 2001, the Partnership reported equipment being held for lease with an original cost of $2,248,000 and a net book value of $15,000, as compared to equipment being held for lease with an original cost of $3,069,000 and a net book value of $157,000 at December 31, 2000. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. The Partnership received proceeds from the sale of equipment of $90,000 for the year ended December 31, 2001, compared to $548,000 for the same period in the previous year. At December 31, 2001, the Partnership owned equipment with an aggregate original cost of approximately $8 million, as compared to $11 million at December 31, 2000.

         The cash distributed to partners during the year ended December 31, 2001 was $3,856,000, as compared to $3,894,000 during the same period in 2000. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,702,000 and $3,738,000 in cash distributions during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the cumulative cash distributions to limited partners was $24,774,000 as compared to $21,072,000 at December 31, 2000, respectively. The General Partner received $154,000 and $156,000 during the years ended December 31, 2001 and 2000, respectively. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $8 per limited partnership unit at December 31, 2001.

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 2001
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing American Business Fund, L.P.:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (a California limited partnership) as of December 31, 2001, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  February 8, 2002

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 2001
                                                               -----------------
ASSETS

Cash and cash equivalents                                             $ 8,901

Accounts receivable (net of allowance for losses on accounts
   receivable of $166)                                                    122

Notes receivable (net of allowance for losses on notes
   receivable of $125)                                                  1,534

Net investment in financing leases (net of allowance for early
   terminations of $124)                                                1,381

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $1,778)                                    294

Capitalized acquisition fees (net of accumulated amortization
   of $2,871)                                                             143
                                                                      -------

     Total Assets                                                     $12,375
                                                                      =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                              $   461
                                                                      -------

     Total Liabilities                                                    461
                                                                      -------

Partners' Capital:

   General Partner                                                         86

   Limited Partners, 2,500,000 units authorized, 1,603,335 units
     issued and 1,536,900 units outstanding                            11,828
                                                                      -------

     Total Partners' Capital                                           11,914
                                                                      -------

     Total Liabilities and Partners' Capital                          $12,375
                                                                      =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                          2001     2000
                                                          ----     ----
INCOME
   Interest income, notes receivable                    $   703  $ 1,249
   Earned income, financing leases                          407      731
   Rental income                                            748      385
   Gain on sale of equipment                                 79      261
   Gain on sale of securities                               176    2,448
   Other income                                             382      400
                                                         ------   ------

     Total Income                                         2,495    5,474
                                                         ------   ------

EXPENSES

   Depreciation                                             409      137
   Amortization of acquisition fees                         234      302
   Lease related operating expenses                          40       27
   Management fees to General Partner                       112      240
   Reimbursed administrative costs to General Partner        68      269
   Provision for losses on leases and loans               2,139      493
   Legal fees                                               132      180
   General and administrative expenses                       96       82
                                                         ------   ------

     Total Expenses                                       3,230    1,730
                                                         ------   ------

NET INCOME (LOSS)                                          (735)   3,744

Other comprehensive income (loss):
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during period                                         (2)     113
     Less:  reclassification adjustment for gains
            included in net income                         --     (2,448)
                                                         ------   ------

Other comprehensive loss                                     (2)  (2,335)
                                                         ------   ------

COMPREHENSIVE INCOME (LOSS)                             $  (737) $ 1,409
                                                        =======  =======

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT          $  (.57) $  2.28
                                                        =======  =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                      $   145  $   192
   Limited Partners                                        (880)   3,552
                                                        -------  -------

                                                        $  (735) $ 3,744
                                                        =======  =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                                 Accumulated
                                             General                                Other
                                             Partner's     Limited Partners'    Comprehensive   Total
                                              Amount      Units        Amount      Income      Amount
                                              -----       -------------------      ------      ------

Balance, December 31, 1999                  $       59   1,565,029  $   16,878  $    2,337  $   19,274

Redemptions of capital                            --       (13,503)       (134)       --          (134)

Other comprehensive loss                          --          --          --        (2,335)     (2,335)

Distributions to partners (2.40 per limited
   partnership unit)                              (156)       --        (3,738)       --        (3,894)

Net income                                         192        --         3,552        --         3,744
                                            ----------   ---------  ----------  ----------  ----------

Balance, December 31, 2000                          95   1,551,526      16,558           2      16,655

Redemptions of capital                            --       (14,626)       (148)       --          (148)

Other comprehensive loss                          --          --          --            (2)         (2)

Distributions to partners (2.40 per limited
   partnership unit)                              (154)       --        (3,702)       --        (3,856)

Net income (loss)                                  145        --          (880)       --          (735)
                                            ----------   ---------  ----------  ----------  ----------

Balance, December 31, 2001                  $       86   1,536,900  $   11,828  $     --    $   11,914
                                            ==========   =========  ==========  ==========  ==========

       The accomnpanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                        2001      2000
                                                        ----      ----
Operating Activities:
--------------------

   Net income (loss)                                  $  (735)  $ 3,744

   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                       409       137
       Amortization of acquisition fees                   234       302
       Gain on sale of equipment                          (79)     (261)
       Provision for early termination, financing
         leases                                           673       202
       Provision for losses on notes receivable         1,364       213
       Provision for losses on accounts receivable        102        78
       Gain on sale of securities                        (176)   (2,448)
       Decrease (increase) in accounts receivable           2       (12)
       Decrease in accounts payable and accrued
         expenses                                        (325)      (16)
       Decrease in other assets                            67        37
                                                      -------   -------
   Net cash provided by operating activities            1,536     1,976
                                                      -------   -------


Investing Activities:
--------------------

   Principal payments, financing leases                 1,572     2,739
   Principal payments, notes receivable                 1,950     4,048
   Proceeds from sale of equipment                         90       548
   Proceeds from sale of securities                       176     2,448
   Investment in financing leases                        --      (2,169)
   Investment in notes receivable                        --      (2,024)
   Payment of acquisition fees                           (153)     (113)
                                                      -------   -------


   Net cash provided by investing activities            3,635     5,477
                                                      -------   -------


Financing Activities:
--------------------

   Distributions to partners                           (3,856)   (3,894)
   Redemptions of capital                                (148)     (134)
                                                      -------   -------


   Net cash used in financing activities               (4,004)   (4,028)
                                                      -------   -------


Increase in cash and cash equivalents                   1,167     3,425

Cash and cash equivalents, beginning of period          7,734     4,309
                                                      -------   -------


Cash and cash equivalents, end of period              $ 8,901   $ 7,734
                                                      =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                       2001        2000
                                                       ----        ----
                                                    (Amounts in Thousands)

         Management fees                               $112        $240
         Acquisition fees                               --          168
         Cash distributions                             154         156
                                                       ----        ----

                                                       $266        $564
                                                       ====        ====

         Redemptions of limited partnership units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $22,000 and $20,000 during the years ended December 31, 2001 and 2000, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         The Partnership continually evaluates the carrying value of rental equipment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets". Under SFAS 121, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. An impairment loss is recognized if the fair value is less than the carrying amount of the long-lived assets being evaluated. The Partnership determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. The Partnership accounts for impairment losses through depreciation expense.

         Portfolio Valuation Methodology. The Partnership accounts for the net realizable value of the Partnership's equipment on a portfolio basis.

         Investments. Investments in stock in public companies are classified as available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in other comprehensive income.

         New Accounting Pronouncements. Effective January 1, 2001, the Partnership adopted SFAS No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. During the course of the year, the Partnership had warrants to purchase marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS No. 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material. As of December 31, 2001, the Partnership does not have any warrants to purchase marketable equities.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Partnership does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

         Reclassification. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

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

Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                  2001
                                                                  ----
                                                          (Amounts in Thousands)

         Lease payments                                          $   225
         Property tax                                                 41
         General Partner and Affiliates                               22
                                                                 -------
                                                                     288
         Less:  allowance for losses on accounts receivable         (166)
                                                                 -------

              Total                                              $   122
                                                                 =======

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                  2001
                                                                  ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 13% to 21%
           per annum, receivable in installments ranging
           from 36 to 60 months, collateralized by the
           equipment financed                                    $ 1,122

         Notes receivable from other businesses with stated
           interest ranging from 13% to 17% per annum,
           receivable in installments ranging from 48 to 85
           months, collateralized by the equipment financed          537
                                                                 -------
                                                                   1,659
         Less:  allowance for losses on notes receivable            (125)
                                                                 -------

           Total                                                 $ 1,534
                                                                 =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2002...........................................         $   839
         2003...........................................             590
         2004...........................................             316
         2005...........................................              18
         2006 ..........................................             -
                                                                 -------

         Total minimum payments to be received..........           1,763
         Impaired notes receivable......................             162
         Less:  unearned interest.......................            (266)
         Less:  allowance for losses....................            (125)
                                                                 -------

         Net investment in notes receivable.............         $ 1,534
                                                                 =======

         At December 31, 2001, the recorded investment in notes that are considered to be impaired was $162,000, net of specific write-downs of $941,000. The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000 was approximately $452,000 and $305,000, respectively. The Partnership recognized $294,000 and $345,000 of interest income on impaired notes receivable during the years ended December 31, 2001 and 2000, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                   2001          2000
                                                   ----          ----
                                                 (Amounts in Thousands)

         Beginning balance                        $   141      $    70
              Provision for losses                  1,364          213
              Write downs                          (1,380)        (142)
                                                  -------      -------
         Ending balance                           $   125      $   141
                                                  =======      =======


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

         The net investment in financing leases consists of the following at December 31:

                                                                 2001
                                                                 ----
                                                          (Amounts in Thousands)

         Minimum lease payments to be received                 $ 1,730
         Less: unearned income                                    (225)
               allowance for early terminations                   (124)
                                                               -------

         Net investment in financing leases                    $ 1,381
                                                               =======

         Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31, are as follows:

                                                Financing       Operating
                                                ---------       ---------
                                                  (Amounts in Thousands)

         2002 .........................          $1,060          $  334
         2003 .........................             565             142
         2004 .........................             105             134
         2005 .........................            --               101
         2006 .........................            --              --
                                                 ------          ------

              Total ...................          $1,730          $  711
                                                 ======          ======

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, held at net realizable value and will be depreciated over the remaining estimated useful life of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 2001 was $15,000.

Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   2001
                                                                   ----
                                                          (Amounts in Thousands)

         Security deposits                                         $138
         Equipment lease operations                                 228
         General Partner and Affiliates                              65
         Other                                                       30
                                                                   ----

                 Total                                             $461
                                                                   ====


Note 7.          Income Taxes.
                 -------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2001:

                            Reported Amounts       Tax Basis      Net Difference
                            ----------------       ---------      --------------
                                            (Amounts in Thousands)

         Assets                $12,375            $13,808            $ 1,433
         Liabilities               461                303                158

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the year ended December 31:

                                                              2001      2000
                                                              ----      ----
                                                          (Amounts in Thousands)

         Net income (loss) for financial reporting
           purposes                                         $  (735)  $ 3,744

         Adjustments for tax purposes:
              Tax depreciation in excess of book               (812)   (1,595)
              Difference in rental income recognition         1,535     2,485
              Excess of book gain on sale of equipment
                over tax gain on sale of equipment             (137)     (708)
              Book valuation allowances not recognized
                for tax purposes                              2,139       455
              Bad debt expense                               (1,415)     (143)
              Other                                             (22)      (20)
                                                            -------   -------

         Net income for federal income tax purposes         $   553   $ 4,218
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

Note 9.       Net Income and Distributions per Limited Partnership Unit.
              ---------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,541,775 and 1,556,942 for the years ended December 31, 2001 and 2000, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.


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

         The reimbursed administrative costs to the General Partner were $68,000 and $269,000 for the years ended December 31, 2001 and 2000, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2001 and 2000 were $54,000
and  $29,000,   respectively.

        In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents and notes receivable approximate their fair values.


Note 12.      Subsequent Events.
              -----------------

         In January 2002, cash distributions of $38,000 and $436,000 were made to the General and Limited Partners, respectively.

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

         GUS CONSTANTIN, age 64, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 51, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 29, is Vice President, Chief Financial Officer and a Director of PLA III. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates. In addition, Mr. Gregson oversees the maintenance of banking relationships, the treasury and financial reporting functions and various support services for PLI. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnership:

         Phoenix Leasing Cash Distribution Fund V, L.P.

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2001, all such required reports were filed on a timely basis.

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

         On July 11, 2001, the parties agreed to a memorandum of understanding outlining a settlement of the Consolidated Action. The terms of the settlement are confidential. The Court approved the settlement on February 19, 2002. The settlement did not materially affect the financial position or results of operations of the Partnership.


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
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $  112(1)                    $    0                   $    0
                                                          =====                        =====                    =====

(1)  Consists of management.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates owns the equity securities of the Registrant set forth in the following table:

              (1)                           (2)                        (3)
         Title of Class          Amount Beneficially Owned      Percent of Class
         --------------          -------------------------      ----------------

     General Partner Interest   Represents a 4% interest in the          100%
                                Registrant's profits and
                                distributions, until the
                                Limited Partners have recovered
                                their capital contributions
                                plus a cumulative return of 11%
                                per annum, compounded quarterly,
                                on the unrecovered portion thereof.
                                Thereafter, the General Partner will
                                receive 15% interest in the
                                Registrant's profits and distributions.

     Limited Partner Interest   1300 units                               .08


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2001                        11
              Statements of Operations and Comprehensive Income
                for the year ended December 31, 2001 and 2000              12
              Statements of Partners' Capital for the year ended
                December 31, 2001 and 2000                                 13
              Statements of Cash Flows for the year ended
                December 31, 2001 and 2000                                 14
              Notes to Financial Statements                           15 - 21

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2001.

(c)      Exhibits

         21.    Balance Sheets of Phoenix Leasing
                  Associates III, Inc.                             E21  1-5

                Balance Sheets of Phoenix Leasing
                  Associates III L.P.                              E21  6-10

         99.    Letter to Securities and Exchange
                  Commission                                       E99  1

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



         Date: March 21, 2002      By: /S/  GUS CONSTANTIN
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


/S/ GUS CONSTANTIN      President and a Director                 March 21, 2002
---------------------   of Phoenix Leasing Associates III, Inc.  --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of  March 21, 2002
---------------------   Phoenix Leasing Associates III, Inc.     --------------
(Gary W. Martinez)


/S/ ANDREW N. GREGSON   Vice President, Chief Financial          March 21, 2002
---------------------   Officer and a Director of                --------------
(Andrew N. Gregson)     Phoenix Leasing Associates III, Inc.