Form 10QSB
period 2002-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2002-05-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

1,534,900 Units of Limited Partnership Interest were outstanding as of March 31, 2002.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2002       2001
                                                           ----       ----
ASSETS

Cash and cash equivalents                                $ 8,586    $ 8,901

Accounts receivable (net of allowance for
   losses on accounts receivable of $150 and
   $166 at March 31, 2002 and December 31,
   2001, respectively)                                       101        122

Investment in securities                                      57       --

Notes receivable (net of allowance for losses
   on notes receivable of $120 and $125 at
   March 31, 2002 and December 31, 2001,
   respectively)                                           1,184      1,534

Net investment in financing leases (net of
   allowance for early terminations of $107
   and $124 at March 31, 2002 and December
   31, 2001, respectively)                                 1,000      1,381

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $1,260 and $1,778 at March 31, 2002 and
   December 31, 2001, respectively)                          234        294

Capitalized acquisition fees (net of
   accumulated amortization of $2,910 and
   $2,871 at March 31, 2002 and December 31,
   2001, respectively)                                       105        143
                                                         -------    -------

     Total Assets                                        $11,267    $12,375
                                                         =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                 $   345    $   461
                                                         -------    -------

     Total Liabilities                                       345        461
                                                         -------    -------

Partners' Capital
   General Partner                                            86         86

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,534,900 and
     1,536,900 units outstanding at March 31,
     2002 and December 31, 2001, respectively             10,836     11,828
                                                         -------    -------

     Total Partners' Capital                              10,922     11,914
                                                         -------    -------

     Total Liabilities and Partners' Capital             $11,267    $12,375
                                                         =======    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                2002       2001
                                                                ----       ----
INCOME
   Rental income                                              $   205   $   116
   Earned income, financing leases                                 57       132
   Interest income, notes receivable                               49       247
   Other income                                                    47       126
                                                              -------   -------

     Total Income                                                 358       621
                                                              -------   -------

EXPENSES
   Depreciation                                                    91        96
   Amortization of acquisition fees                                38        77
   Lease related operating expenses                                11         3
   Management fees to General Partner                              16        31
   Reimbursed administrative costs to General Partner              15        14
   Provision for losses on leases and loans                       217       817
   Legal expense                                                   22        23
   General and administrative expenses                             22        19
                                                              -------   -------

     Total Expenses                                               432     1,080
                                                              -------   -------

Loss Before Unrealized Gain                                       (74)     (459)
     Unrealized gains on securities                                57      --
                                                              -------   -------

NET LOSS                                                          (17)     (459)

Other comprehensive income (loss):
   Unrealized gains on securities:
     Unrealized holding gains arising during period              --          (2)
     Less:  reclassification adjustment for gains included
            in net income                                        --        --
                                                              -------   -------
Other comprehensive loss                                         --          (2)

COMPREHENSIVE LOSS                                            $   (17)  $  (461)
                                                              =======   =======


NET LOSS PER LIMITED PARTNERSHIP UNIT                         $  (.04)  $  (.32)
                                                              =======   =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $   .60   $   .60
                                                              =======   =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                            $    38   $    34
   Limited Partners                                               (55)     (493)
                                                              -------   -------
                                                              $   (17)  $  (459)
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                2002      2001
                                                                ----      ----
Operating Activities:
--------------------
   Net loss                                                   $   (17)  $  (459)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                91        96
       Amortization of acquisition fees                            38        77
       Gain on sale of equipment                                  (23)      (33)
       Unrealized gains on securities                             (57)       (1)
       Provision for early termination, financing leases           48       488
       Provision for losses on notes receivable                   164       290
       Provision for losses on accounts receivable                  5        39
       Decrease (increase) in accounts receivable                  16       (14)
       Decrease in accounts payable and accrued expenses         (116)      (65)
       Decrease in other assets                                  --           3
                                                              -------   -------

Net cash provided by operating activities                         149       421
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                           301       550
   Principal payments, notes receivable                           181       523
   Proceeds from sale of equipment                                 29        19
                                                              -------   -------
Net cash provided by investing activities                         511     1,092
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                         (15)      (49)
   Distributions to partners                                     (960)     (969)
                                                              -------   -------

Net cash used in financing activities                            (975)   (1,018)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                 (315)      495

Cash and cash equivalents, beginning of period                  8,901     7,734
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 8,586   $ 8,229
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to operating leases      $   245   $   695

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

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

Note 3.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Accounts Receivable.
              -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                     2002         2001
                                                     ----         ----
                                                   (Amounts In Thousands)
         Beginning balance                           $ 166       $ 170
              Provision for losses                       5          39
              Write downs                              (21)        (64)
                                                     -----       -----

         Ending balance                              $ 150       $ 145
                                                     =====       =====

Note 5.       Notes Receivable.
              ----------------

         Impaired Note Receivable. At March 31, 2002 and December 31, 2001, the recorded investment in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, was $74,000 and $162,000, net of specific write-downs of $445,000 and $941,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2002 and 2001 was approximately $74,000 and $609,000 respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                  (Amounts In Thousands)

         Beginning balance                           $ 125       $ 141
              Provision for losses                     164         290
              Write downs                             (169)       (238)
                                                     -----       -----
         Ending balance                              $ 120       $ 193
                                                     =====       =====

Note 6.       Investment in Financing Leases.
              ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                  (Amounts In Thousands)
         Beginning balance                           $ 124       $ 122
              Provision for losses                      48         488
              Write downs                              (65)       (470)
                                                     -----       -----
         Ending balance                              $ 107       $ 140
                                                     =====       =====

Note 7.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net loss and distributions per limited partnership unit were based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 1,535,367 and 1,549,444 for the three months ended March 31, 2002 and 2001, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported a net loss of $17,000 during the three months ended March 31, 2002, as compared to a net loss of $459,000 during the same period in 2001. The decrease in net loss for the three months ended March 31, 2002 is primarily due to a decrease in provisions for losses on leases and loans.

         Total income decreased by $263,000 for the three months ended March 31, 2002, compared to the same period in the prior year. The decrease in total income for the three months ended March 31, 2002, compared to the prior year, is due to declines in earned income from financing leases and interest income from notes receivable, which in part is offset by an increase in rental income.

         Earned income from financing leases decreased by $75,000 during the three months ended March 31, 2002, as compared to the same period in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $1 million at March 31, 2002, as compared to $2.7 million at March 31, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the three months ended March 31, 2002 and 2001.

         Interest income from notes receivable decreased by $198,000 for the three months ended March 31, 2002, as compared to the same period in 2001, due to the decline in the net investment in notes receivable. At March 31, 2002, the net investment in notes receivable was $1,184,000, compared to $4,035,000 at March 31, 2001. The Partnership made no new investments in notes receivable during the three months ended March 31, 2002 and 2001.

         The decreases in earned income from financing leases and interest income from notes receivable is in part offset by an increase in rental income of $89,000 for the three months ended March 31, 2002, compared to the same period in the prior year. The increase in rental income for the three months ended March 31, 2002 is due to settlements of $94,000 related to rental activity being recognized as income. At March 31, 2002, the Partnership owned equipment with an aggregate original cost of approximately $5.8 million, as compared to $10.0 million at March 31, 2001.

         Total expenses for the three months ended March 31, 2002 decreased by $648,000, as compared to the same period in the previous year. This decrease is due to a decrease of $600,000 in the provision for losses on leases and loans. During the three months ended March 31, 2001, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in depreciation, management fees, amortization of acquisition fees and legal expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended March 31, 2002, no leases were deemed as probable losses and loans with 1 customer, not previously impaired, became impaired totaling $113,000 as of December 31, 2001 in the Partnership's Growth Capital portfolio and were written-down by $100,000. Thus far during the second quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of March 31, 2002, Growth Capital loans and leases of $57,000, net of any specific write-downs, were between 30 and 90 days past due. As of March 31, 2002, the Partnership has $1,800,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the Provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated from leasing and financing activities of $631,000 during the three months ended March 31, 2002, as compared to $1,494,000 during the same period in 2001. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable.

         The Partnership owned equipment held for lease with an original cost of $1,075,000 and a net book value of $77,000 at March 31, 2002, as compared to $3,839,000 and $718,000 respectively at March 31, 2001. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available.

         The cash distributed to partners during the three months ended March 31, 2002 was $960,000, as compared to $969,000 during the same period in 2001. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $922,000 and $930,000 in cash distributions during the three months ended March 31, 2002 and 2001, respectively. The total cumulative cash distributions to limited partners as of March 31, 2002 was $25,696,000, as compared to $22,002,000 at March 31, 2001. The General Partner received $38,000 and $39,000 during the three months ended March 31, 2002 and 2001, respectively. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 2002

                           Part II. Other Information.
                                    -----------------

Item 1.  Legal Proceedings.  Inapplicable
         -----------------

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                 (Registrant)

                                BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                       a California limited partnership,
                                       General Partner

                                       BY:  PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


   Date                   Title                             Signature
   ----                   -----                             ---------

May 14, 2002     Senior Vice President                   /S/ GARY W. MARTINEZ
------------     and a Director of                       --------------------
                 Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)


May 14, 2002     Vice President, Chief Financial         /S/ ANDREW N. GREGSON
------------     Officer and a Director of               ---------------------
                 Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)