Form 10QSB
period 2002-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2002-08-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

1,527,240 Units of Limited Partnership Interest were outstanding as of June 30, 2002.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2002        2001
                                                            ----        ----
ASSETS

Cash and cash equivalents                                 $ 8,603    $ 8,901

Accounts receivable (net of allowance for losses
   on accounts receivable of $99 and $166 at June
   30, 2002 and December 31, 2001, respectively)               82        122

Notes receivable (net of allowance for losses on
   notes receivable of $53 and $125 at June 30,
   2002 and December 31, 2001, respectively)                  640      1,534

Net investment in financing leases (net of
   allowance for early terminations of $74 and
   $124 at June 30, 2002 and December 31, 2001,
   respectively)                                              850      1,381

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $872 and
   $1,778 at June 30, 2002 and December 31, 2001,
   respectively)                                              104        294

Capitalized acquisition fees (net of accumulated
   amortization of $2,946 and $2,871 at June 30,
   2002 and December 31, 2001, respectively)                   68        143
                                                          -------    -------

     Total Assets                                         $10,347    $12,375
                                                          =======    =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $   213    $   461
                                                          -------    -------

     Total Liabilities                                        213        461
                                                          -------    -------

Partners' Capital
   General Partner                                             87         86

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,527,240 and
     1,536,900 units outstanding at June 30, 2002
     and December 31, 2001, respectively                   10,047     11,828
                                                          -------    -------

     Total Partners' Capital                               10,134     11,914
                                                          -------    -------

     Total Liabilities and Partners' Capital              $10,347    $12,375
                                                          =======    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2002      2001      2002      2001
                                            ----      ----      ----      ----

REVENUES
   Earned income, financing leases        $    45   $   112   $   102   $   244
   Interest income, notes receivable          109        84       159       332
   Rental income                              348        85       530       154
   Gain (loss) on sale of equipment            35       (11)       58        22
   Gain on sale of securities                --         173      --         174
   Other income                                54       110       100       234
                                          -------   -------   -------   -------
     Total Revenues                           591       553       949     1,160
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                62       124       153       206
   Amortization of acquisition fees            37        69        75       145
   Lease related operating expenses          --          16        11        19
   Management fees to General Partner          22        29        38        60
   Reimbursed administrative costs to
     General Partner                           16        15        31        29
   Provision for losses on leases and
     loans                                    163       592       380     1,409
   Legal expense                               21        35        43        59
   General and administrative expenses         24        19        46        38
                                          -------   -------   -------   -------
     Total Expenses                           345       899       777     1,965
                                          -------   -------   -------   -------

Income (Loss) Before Unrealized Loss          246      (346)      172      (805)
   Unrealized losses on securities            (57)     --        --        --
                                          -------   -------   -------   -------
NET INCOME (LOSS)                             189      (346)      172      (805)

Other comprehensive income (loss):
   Unrealized losses on securities:
     Unrealized holding losses arising
       during period                         --        --        --          (2)
                                          -------   -------   -------   -------
Other comprehensive loss                     --        --        --          (2)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME (LOSS)               $   189   $  (346)  $   172   $  (807)
                                          =======   =======   =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $   .10   $  (.24)  $   .06   $  (.56)
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .60   $   .60   $  1.20   $  1.20
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                      $    40   $    34   $    78   $    68
     Limited Partners                         149      (380)       94      (873)
                                          -------   -------   -------   -------

                                          $   189   $  (346)  $   172   $  (805)
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                                2002      2001
                                                                ----      ----
Operating Activities:
--------------------
   Net income (loss)                                          $   172   $  (805)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                               153       206
       Amortization of acquisition fees                            75       145
       Gain on sale of equipment                                  (58)      (22)
       Gain on sale of securities                                --        (174)
       Provision for early termination, financing leases           14       478
       Provision for (recovery of) losses on accounts
         receivable                                               (45)       65
       Provision for losses on notes receivable                   411       866
       Decrease (increase) in accounts receivable                  85       (13)
       Decrease in accounts payable and accrued
         expenses                                                (248)     (219)
       Decrease in other assets                                  --          64
                                                              -------   -------

Net cash provided by operating activities                         559       591
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                           486       917
   Principal payments, notes receivable                           478     1,215
   Proceeds from sale of equipment                                131        19
   Proceeds from sale of securities                              --         174
                                                              -------   -------

Net cash provided by investing activities                       1,095     2,325
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                         (33)     (125)
   Distributions to partners                                   (1,919)   (1,934)
                                                              -------   -------

Net cash used in financing activities                          (1,952)   (2,059)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                 (298)      857

Cash and cash equivalents, beginning of period                  8,901     7,734
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 8,603   $ 8,591
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
   Reclassification of financing leases to operating
     leases                                                   $   245   $   662

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statements, as filed with the SEC in the latest annual report on Form 10-K.

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under accounting principles generally accepted in the United States of America for book purposes, which varies from income or loss calculated for tax purposes.

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported net income (loss) or partners' capital.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes, except for a $800 state minimum tax, has been made in the financial statements of the Partnership.

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the six months ended June 30, is as follows:

                                                         2002          2001
                                                         ----          ----
                                                       (Amounts In Thousands)
         Beginning balance                               $ 166         $ 170
              Provision for (recovery of) losses           (45)           65
              Write downs                                  (22)         (119)
                                                         -----         -----
         Ending balance                                  $  99         $ 116
                                                         =====         =====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2002 and December 31, 2001, the recorded investment in notes that are considered to be impaired, as defined under Statement of Financial Accounting Standard No 114, Accounting by Creditors for Impairment of a Loan, was $54,000 and $162,000, net of specific write-downs of $335,000 and $941,000, respectively. The average recorded investment in impaired notes during the six months ended June 30, 2002 and 2001 was approximately $64,000 and $565,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                          2002          2001
                                                          ----          ----
                                                        (Amounts In Thousands)

         Beginning balance                                $ 125         $ 141
              Provision for losses                          411           866
              Write downs                                  (483)         (835)
                                                          -----         -----
         Ending balance                                   $  53         $ 172
                                                          =====         =====

Note 6.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for early termination of financing leases during the six months ended June 30, is as follows:

                                                          2002          2001
                                                          ----          ----
                                                        (Amounts In Thousands)

         Beginning balance                                $ 124         $ 122
              Provision for losses                           14           478
              Write downs                                   (64)         (424)
                                                          -----         -----
         Ending balance                                   $  74         $ 176
                                                          =====         =====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,534,093 and 1,546,190 for the six months ended June 30, 2002 and 2001, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 8.  Susequent Event.
         ---------------

         On July 3, 2002, the Partnership negotiated a line of credit with East West Bank in the amount of $6 million. This line of credit is available for a period of twelve months.

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

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported net income of $189,000 and $172,000 during the three and six months ended June 30, 2002, respectively, as compared to a net loss of $346,000 and $805,000 during the same periods in 2001. The increase in net income for the three and six months ended June 30, 2002, compared to the same periods in the prior year, is primarily due a decrease in provision for losses on leases and loans.

         Total revenues increased by $38,000 for the three months ended June 30, 2002, compared to the same period in the prior year. The increase in total revenues for the three months ended June 30, 2002, compared to the prior year, is due to an increase in interest income from notes receivable and rental income.

         Total revenues decreased by $211,000 for the six months ended June 30, 2002, compared to the same period in the prior year. The decrease in total revenues for the six months ended June 30, 2002, compared to the prior year, is due to declines in earned income from financing leases and interest income from notes receivable, which in part is offset by an increase in rental income. An additional cause for the decline during the three and six months ended June 30, 2002, compared to the same period in the prior year is a decrease in gain on sale of securities.

         Earned income from financing leases decreased by $67,000 and $142,000 during the three and six months ended June 30, 2002, as compared to the same periods in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $850,000 at June 30, 2002, as compared to $2,326,000 million at June 30, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the six months ended June 30, 2002 and 2001.

         Interest income from notes receivable increased $25,000 for the three months ended June 30, 2002, as compared to the same period in 2001, which is attributable to settlement proceeds received on impaired notes receivable. This increased receipt of settlement proceeds was partially offset by the declining interest income recognized during the three months ended June 30, 2002, as compared to the same period in 2001, due to the decline in the net investment in notes receivable.

         Interest income from notes receivable decreased $173,000 for the six months ended June 30, 2002, as compared to the same period in 2001, which is attributable to the decline in the net investment in notes receivable. At June 30, 2002, the net investment in notes receivable was $640,000, compared to $2,767,000 at June 30, 2001. The Partnership made no new investments in notes receivable during the six months ended June 30, 2002 and 2001.

         The Partnership reported no gain on sale of securities for the three and six months ended June 30, 2002, compared to $173,000 and $174,000 in 2001, respectively. The securities sold in 2001 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $174,000 from the sale of these securities during the six months ended 2001.

         The increase in rental income of $263,000 and $376,000 for the three and six months ended June 30, 2002, compared to the same periods in the prior year. The increase in rental income for the three and six months ended June 30, 2002, respectively, is due to settlements of $133,000 and $227,000 related to rental activity being recognized as income.

         Other income decreased by $56,000 and $134,000 for the three and six months ended June 30, 2002, compared to the same period in 2001, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates.

         Total expenses for the three and six months ended June 30, 2002 decreased by $554,000 and $1,188,000 respectively, as compared to the same periods in the previous year. This decrease is due to a decrease of $429,000 and $1,029,000 in the provision for losses on leases and loans, for the three and six months ended June 30, 2002, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2001, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in depreciation, management fees, amortization of acquisition fees and legal expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended June 30, 2002, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. Thus far during the third quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of June 30, 2002, there were no Growth Capital loans and there were leases of $57,000 between 30 and 90 days past due. As of June 30, 2002, the Partnership has $1,115,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated from leasing, financing and rental activities of $1,523,000 during the six months ended June 30, 2002, as compared to $2,723,000 during the same period in 2001. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable.

         The Partnership owned equipment held for lease with an original cost of $799,000 and a net book value of $0 at June 30, 2002, as compared to $3,751,000 and $232,000, respectively, at June 30, 2001. The General Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. At June 30, 2002, the Partnership owned equipment with an aggregate original cost of approximately $4.6 million, as compared to $9.9 million at June 30, 2001.

         The cash distributed to partners during the six months ended June 30, 2002 was $1,919,000, as compared to $1,934,000 during the same period in 2001. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $1,842,000 and $1,857,000 in cash distributions during the six months ended June 30, 2002 and 2001, respectively. The total cumulative cash distributions to limited partners as of June 30, 2002 was $26,616,000, as compared to $22,929,000 at June 30, 2001. The General Partner received $77,000 during the six months ended June 30, 2002 and 2001. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                  June 30, 2002

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

Item 3.  Defaults Upon Senior Securities.  Inapplicable
         -------------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable
         -----------------------------------------------------

Item 5.  Other Information.  Inapplicable
         -----------------

Item 6.  Exhibits and Reports on 8-K:
         ---------------------------

             a)  Exhibits:

                 99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  --------------------------------------------
                                                 (Registrant)

                                  BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                      a California limited partnership,
                                      General Partner

                                      BY:  PHOENIX LEASING ASSOCIATES III, INC.
                                           a Nevada corporation,
                                           General Partner


     Date                  Title                                 Signature
     ----                  -----                                 ---------

August 13, 2002     Senior Vice President                  /S/ GARY W. MARTINEZ
---------------     and a Director of                      --------------------
                    Phoenix Leasing Associates III, Inc.   (Gary W. Martinez)


August 13, 2002     Vice President, Chief Financial        /S/ ANDREW N. GREGSON
---------------     Officer and a Director of              ---------------------
                    Phoenix Associates III, Inc.           (Andrew N. Gregson)