Form 10QSB
period 2002-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2002-11-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 2002

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

1,524,931 Units of Limited Partnership Interest were outstanding as of September 30, 2002.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2002          2001
                                                         ----          ----
ASSETS

Cash and cash equivalents                              $ 8,079       $ 8,901

Accounts receivable (net of allowance for losses
   on accounts receivable of $103 and $166 at
   September 30, 2002 and December 31, 2001,
   respectively)                                            89           122

Notes receivable (net of allowance for losses
   on notes receivable of $35 and $125 at
   September 30, 2002 and December 31, 2001,
   respectively)                                           523         1,534

Net investment in financing leases (net of
   allowance for early terminations of $45 and
   $124 at September 30, 2002 and December 31, 2001,
   respectively)                                           711         1,381

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $566 and
   $1,778 at September 30, 2002 and December 31,
   2001, respectively)                                    --             294

Capitalized acquisition fees (net of accumulated
   amortization of $2,973 and $2,871 at September
   30, 2002 and December 31, 2001, respectively)            41           143

Other assets                                                35          --
                                                       -------       -------

     Total Assets                                      $ 9,478       $12,375
                                                       =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses               $   212       $   461
                                                       -------       -------

     Total Liabilities                                     212           461
                                                       -------       -------

Partners' Capital
   General Partner                                          88            86

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,524,931 and
     1,536,900 units outstanding at September 30,
     2002 and December 31, 2001, respectively            9,178        11,828
                                                       -------       -------

     Total Partners' Capital                             9,266        11,914
                                                       -------       -------

     Total Liabilities and Partners' Capital           $ 9,478       $12,375
                                                       =======       =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              2002     2001     2002      2001
                                              ----     ----     ----      ----
REVENUES
   Rental income                            $    78  $   415  $   607   $   569
   Interest income, notes receivable            149      196      308       528
   Earned income, financing leases               27       90      130       334
   Gain on sale of equipment                     39       56       97        79
   Gain on sale of securities                  --          2     --         176
   Other income                                  30       87      131       322
                                            -------  -------  -------   -------
     Total Revenues                             323      846    1,273     2,008
                                            -------  -------  -------   -------

EXPENSES
   Depreciation                                  26      107      179       313
   Amortization of acquisition fees              26       30      102       175
   Lease related operating expenses            --          8       11        28
   Management fees to General Partner            12       27       49        87
   Reimbursed administrative costs to
     General Partner                             11       12       42        42
   Provision for losses on leases and
     loans                                       58       67      438     1,475
   Legal expense                                 19       41       62       100
   General and administrative expenses           35       39       82        77
                                            -------  -------  -------   -------
     Total Expenses                             187      331      965     2,297
                                            -------  -------  -------   -------

NET INCOME (LOSS)                               136      515      308      (289)

Other comprehensive income (loss):
   Unrealized losses on securities:
     Unrealized holding losses arising
       during period                           --       --       --          (2)
                                            -------  -------  -------   -------
Other comprehensive loss                       --       --       --          (2)
                                            -------  -------  -------   -------
COMPREHENSIVE INCOME (LOSS)                 $   136  $   515  $   308   $  (291)
                                            =======  =======  =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                         $   .06  $   .30  $   .13   $  (.26)
                                            =======  =======  =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                         $   .60  $   .60  $  1.80   $  1.80
                                            =======  =======  =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                        $    39  $    44  $   117   $   112
     Limited Partners                            97      471      191      (401)
                                            -------  -------  -------   -------

                                            $   136  $   515  $   308   $  (289)
                                            =======  =======  =======   =======


The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                                2002      2001
                                                                ----      ----
Operating Activities:
--------------------
   Net income (loss)                                          $   308   $  (289)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                               179       313
       Amortization of acquisition fees                           102       175
       Gain on sale of equipment                                  (97)      (79)
       Gain on sale of securities                                --        (176)
       Provision for early termination, financing
         leases                                                    64       380
       Provision for (recovery of) losses on
         accounts receivable                                      (37)      113
       Provision for losses on notes receivable                   411       982
       Decrease (increase) in accounts receivable                  70       (18)
       Decrease in accounts payable and accrued
         expenses                                                (249)     (238)
       Decrease (increase) in other assets                        (35)       66
                                                              -------   -------

Net cash provided by operating activities                         716     1,229
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                           691     1,201
   Principal payments, notes receivable                           595     1,495
   Proceeds from sale of equipment                                132        81
   Proceeds from sale of securities                              --         176
                                                              -------   -------

Net cash provided by investing activities                       1,418     2,953
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                         (83)     (147)
   Distributions to partners                                   (2,873)   (2,897)
                                                              -------   -------

Net cash used in financing activities                          (2,956)   (3,044)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                 (822)    1,138

Cash and cash equivalents, beginning of period                  8,901     7,734
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 8,079   $ 8,872
                                                              =======   =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
  Reclassification of financing leases to equipment on
    operating leases                                          $   471   $   822

        The accompanying notes are an integral art of these statements.

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

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The Partnership requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital account will be reduced to zero through the allocation of income or loss.

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

Note 4.    Accounts Receivable.
           -------------------

         The activity in the allowance for losses on accounts receivable during the nine months ended September 30, is as follows:

                                                        2002     2001
                                                        ----     ----
                                                    (Amounts In Thousands)
         Beginning balance                              $ 166    $ 170
              Provision for (recovery of) losses          (37)     113
              Write downs                                 (26)    (119)
                                                        -----    -----
         Ending balance                                 $ 103    $ 164
                                                        =====    =====

Note 5.    Notes Receivable.
           ----------------

         Impaired Notes Receivable. At September 30, 2002 and December 31, 2001, the recorded investment in notes receivable that are considered to be impaired, as defined under Statement of Financial Accounting Standard No 114, "Accounting by Creditors for Impairment of a Loan", was $39,000 and $162,000, net of specific write-downs of $236,000 and $941,000, respectively. The average recorded investment in impaired notes during the nine months ended September 30, 2002 and 2001 was approximately $56,000 and $549,000 respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                  (Amounts In Thousands)

         Beginning balance                           $ 125       $ 141
              Provision for losses                     411         982
              Write downs                             (501)       (997)
                                                     -----       -----
         Ending balance                              $  35       $ 126
                                                     =====       =====

Note 6.    Investment in Financing Leases.
           ------------------------------

         The activity in the allowance for early termination of financing leases during the nine months ended September 30, is as follows:

                                                     2002        2001
                                                     ----        ----
                                                  (Amounts In Thousands)

         Beginning balance                           $ 124       $ 122
              Provision for losses                      64         380
              Write downs                             (143)       (364)
                                                     -----       -----
         Ending balance                              $  45       $ 138
                                                     =====       =====

Note 7.    Net Income (Loss) and Distributions per Limited Partnership Unit.
           ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,531,342 and 1,543,287 for the nine months ended September 30, 2002 and 2001, respectively. For purposes of allocating income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Critical Accounting Policies

         In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to allowance for losses on loans and leases. We state these accounting policies in the notes to the annual financial statements filed in Form 10-KSB and at relevant sections in this discussion and analysis.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported net income of $136,000 and $308,000 during the three and nine months ended September 30, 2002, respectively, as compared to net income of $515,000 during the three months ended September 30, 2001 and a net loss of $289,000 during the nine months ended September 30, 2001. The decrease in net income for the three months ended September 30, 2002, compared to the same period in the prior year, is due to a decline in rental income. The increase in net income for the nine months ended September 30, 2002, compared to the same period in the prior year, is primarily due a decrease in provision for losses on leases and loans.

         Total revenues decreased by $523,000 and $735,000 for the three and nine months ended September 30, 2002, compared to the same periods in the prior year. The decrease in total revenues for the three and nine months ended September 30, 2002, compared to the prior years, is due to declines in earned income from financing leases and interest income from notes receivable. The decrease in rental income for the three months ended September 30, 2002, compared to the same period in the prior year, also contributed to the overall decline in total revenues for the period. An additional factor contributing to the decline in total revenues during the nine months ended September 30, 2002, compared to the same period in the prior year is a decrease in gain on sale of securities.

         Earned income from financing leases decreased by $63,000 and $204,000 during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $711,000 at September 30, 2002, as compared to $1,916,000 at September 30, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease terms as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the nine months ended September 30, 2002 and 2001.

         Interest income from notes receivable decreased $47,000 and $220,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, which is attributable to the decline in notes receivable balances. At September 30, 2002, the notes receivable balance was $523,000, compared to $2,371,000 at September 30, 2001. The Partnership made no new investments in notes receivable during the nine months ended September 30, 2002 and 2001.

         The Partnership reported no gain on sale of securities for the three and nine months ended September 30, 2002, compared to $2,000 and $176,000 in 2001, respectively. The securities sold in 2001 consisted of the sale of stock warrants and common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $176,000 from the sale of these securities during the nine months ended 2001.

         The decrease in rental income of $337,000 for the three months ended September 30, 2002, compared to the same period in the prior year is primarily due to $46,000 of settlement receipts from leases received during the three months ended September 30, 2002, compared to $341,000 of settlement receipts from leases received during the three months ended September 30, 2001.

         The increase in rental income of $38,000 for the nine months ended September 30, 2002, compared to the same period in the prior year is due to lease restructures. Another factor contributing to the increase in rental income was the receipt of settlements from leases related to rental activity being recognized as income, for the nine months ended September 30, 2002, compared to the same period in the prior year.

         Other income decreased by $57,000 and $191,000 for the three and nine months ended September 30, 2002, compared to the same period in 2001, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates.

         Total expenses for the three and nine months ended September 30, 2002 decreased by $144,000 and $1,332,000, respectively, as compared to the same periods in the previous year. This decrease is primarily due to a decrease of $9,000 and $1,037,000 in the provision for losses on leases and loans, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in the prior year. During the three and nine months ended September 30, 2001, the provision for losses on leases and loans was higher due to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in depreciation, management fees, amortization of acquisition fees and legal expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended September 30, 2002, leases with 1 customer were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. The book value of these leases was $265,000, as of June 30, 2002. Thus far during the fourth quarter of 2002, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of September 30, 2002, there were no Growth Capital loans and leases between 30 and 90 days past due. As of September 30, 2002, the Partnership has $901,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated from leasing, financing and rental activities of $2,002,000 during the nine months ended September 30, 2002, as compared to $3,925,000 during the same period in 2001. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable.

         The Partnership owned equipment held for lease with an original cost of $779,000 and a net book value of $0 at September 30, 2002, as compared to $2,355,000 and $210,000, respectively, at September 30, 2001. The General
Partner is actively engaged in remarketing and selling the Partnership's equipment as it comes available. At September 30, 2002, the Partnership owned equipment with an aggregate original cost of approximately $3.3 million, as compared to $8.2 million at September 30, 2001.

         In July 2002, the Partnership negotiated an agreement with a bank to borrow $6 million for the purchase of equipment and other property to be subject to lease. The Partnership paid a commitment fee of $45,000 which is being amortized over the draw-down period of twelve months. As of September 30, 2002, the Partnership had not drawn down any loan proceeds.

         The cash distributed to partners during the nine months ended September 30, 2002 was $2,873,000, as compared to $2,897,000 during the same period in
2001. In accordance with the Partnership Agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $2,758,000 and $2,781,000 in cash distributions during the nine months ended September 30, 2002 and 2001, respectively. The total cumulative cash distributions to limited partners as of September 30, 2002 was $27,532,000, as compared to $23,852,000 at September 30, 2001. The General Partner received $115,000 and $116,000 during the nine months ended September 30, 2002 and 2001, respectively. The Partnership anticipates making distributions to partners during 2002 at least at the same rate as in 2001.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 3.  Controls and Procedures.

         Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the
General Partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               September 30, 2002

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

Item 6.  Exhibits and Reports on 8-K:
         ---------------------------

         a)  Exhibits:

             99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)  Reports on 8-K: Filed on September 12, 2002 related to Changes in Registant's Certifying Accountant

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                                (Registrant)

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

November 14, 2002   Senior Vice President                  /S/ GARY W. MARTINEZ
-----------------   and a Director of                      --------------------
                    Phoenix Leasing Associates III, Inc.   (Gary W. Martinez)


November 14, 2002   Vice President, Chief Financial        /S/ ANDREW N. GREGSON
-----------------   Officer and a Director of              ---------------------
                    Phoenix Leasing Associates III, Inc.   (Andrew N. Gregson)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gus Constantin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Phoenix Leasing American Business Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ GUS CONSTANTIN
------------------
President
Date: November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew Gregson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Phoenix Leasing American Business Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ ANDREW GREGSON
------------------
Chief Financial Officer
Date: November 14, 2002