Form 10KSB
period 2002-12-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2003-03-28
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-25278


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

The Registrant's revenue for its most recent fiscal year was $1,421,000.

As of December 31, 2002, 1,524,931 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2002.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                            -------                     -------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                         2002 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business.....................................................   3
Item 2.       Properties...................................................   4
Item 3.       Legal Proceedings............................................   4
Item 4.       Submission of Matters to a Vote of Security Holders..........   5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters......................................   5
Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   6
Item 7.       Financial Statements.........................................   9
Item 8.       Disagreements on Accounting and Financial Disclosure Matters.  23


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant...........  23
Item 10.      Executive Compensation.......................................  24
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management...................................................  24
Item 12.      Certain Relationships and Related Transactions...............  24
Item 13.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................  25
Item 14.      Controls and Procedures......................................  25


Signatures.................................................................  26

                                     PART I

Item 1.       Business.
              --------

General Development of Business.

         Phoenix Leasing American Business Fund, L.P., a California limited partnership (the "Partnership"), was organized on December 3, 1992. The Partnership was registered with the Securities and Exchange Commission with an effective date of October 19, 1993 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate no later than December 31, 2007. The General Partner is a California limited partnership, Phoenix Leasing Associates III L.P., the general partner of which is Phoenix Leasing Associates III, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in other limited partnerships formed to invest in capital equipment and other assets.

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

         From the initial formation of the Partnership through December 31, 2002, the total investments in equipment leases and financing transactions (loans) including the Partnership's pro rata interest in an investment made by a joint venture, approximate $75,654,000. The average initial firm term of contractual payments from equipment subject to lease was 48 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.93%. The average initial term of contractual payments from loans was 48 months and the weighted average interest was 14.28%.

         The Partnership has acquired significant amounts of equipment or assets with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing. The cash flow generated by such investments in equipment leases or financing transactions will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

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

Other.

         A brief description of the type of assets in which the Partnership has invested in through December 31, 2002, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 2002, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $4,106,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 2002:

                                                                   Percentage of
    Asset Types                               Cost of Assets(1)    Total Assets
-------------------                        ----------------------  -------------
                                           (Amounts in Thousands)

Equipment:
Computer Hardware                                 $  617                15%
Lab Test Equipment                                   559                14
Software                                             213                 5
Furniture and Fixtures                                40                 1
Leasehold Improvements                               159                 4
Miscellaneous Equipment                              124                 3
Manufacturing Equipment                              125                 3
Communications Equipment                               2              --
                                                  ------            ------

     Total Equipment                               1,839                45
                                                  ------            ------

Financing:
Financing to Emerging Growth Companies             1,338                32
Financing to Other Businesses                        929                23
                                                  ------            ------

     Total Financing                               2,267                55
                                                  ------            ------

         Total Assets                             $4,106               100%
                                                  ======            ======

(1) These amounts include the cost of equipment on financing leases of $1,943,000 at December 31, 2002.


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


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              --------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                   Number of Unit Holders
                Title of Class                     as of December 31, 2002
              ----------------------              -----------------------

              Limited Partners                                1,566
              General Partner                                     1

Item 6.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Critical Accounting Policies

         In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to allowance for losses on loans and leases. We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis.

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the Partnership) reported net income of $423,000 during the year ended December 31, 2002, as compared to a net loss of $735,000 during 2001. The increase in net income for the year ended December 31, 2002, compared to the same period in the prior year, is primarily due to a decrease in provision for losses on leases and loans.

         Total revenue decreased by $1,074,000 during the year ended December 31, 2002, as compared to the same period in 2001. The decrease in total income for the year ended December 31, 2002, compared to the prior year, is due to declines in interest income from notes receivable, earned income from financing leases, interest income and the absence of a gain on sale of securities.

         Interest income from notes receivable decreased by $375,000 for the year ended December 31, 2002, compared to 2001, which is attributable to the decline in notes receivable balances. At December 31, 2002, the notes receivable balance was $434,000, compared to $1,534,000 at December 31, 2001. The Partnership made no new investments in notes receivable during the years ended December 31, 2002 and 2001.

         Earned income from financing leases decreased by $274,000 during the year ended December 31, 2002, as compared to the same period in 2001, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $621,000 at December 31, 2002, as compared to $1,381,000 at December 31, 2001. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the years ended December 31, 2002 and 2001.

         Interest income decreased by $221,000 for the year ended December 31, 2002, compared to the same period in 2001, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates.

         The Partnership reported no gain on sale of securities for the year ended December 31, 2002, compared to $176,000 for the year ended December 31, 2001. The securities sold in 2001 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $176,000 from the sale of these securities during the year ended December 31, 2001.

         The Partnership reported a gain on sale of equipment of $138,000 for the year ended December 31, 2002, compared to $79,000 in 2001. The Partnership sold equipment with an aggregate original cost of $6 million during the year ended December 31, 2002, compared to $4.2 million in 2001.

         Total expenses for the year ended December 31, 2002 decreased by $2,232,000, compared to the same period in the prior year. The Partnership had a decrease in provision for losses on leases and loans of $1,743,000 for the year ended December 31, 2002, compared to the same period in the previous year. During the year ended December 31, 2001, the high provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses were a decrease in depreciation, amortization of acquisition fees, management fees, reimbursed administrative costs to the General Partner and legal expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

         Management considers various factors in determining the allowance for loan and lease losses. Management periodically specifically reviews each individual loan and lease in the Partnership's portfolio for payment delinquencies and other identified weaknesses. When management determines that a lease loss is probable or loan is impaired, it provides for the loss and takes a specific write-down to reduce the reported value of that lease or loan. For loans, the reported value is reduced to the present value of the expected future cash flows discounted at the original effective interest rate or, if collectibility is collateral dependent (which is generally the case), to the fair value of the collateral. For leases, the reported value is reduced to the amount expected to be recovered which is generally the fair value of the collateral. In addition, in order to estimate unidentified probable losses, management considers the average charge-offs as a percentage of the portfolio in recent quarters in estimating this portion of the allowance. A significant amount of the loans and leases in the Growth Capital portfolio are dependent upon computer peripheral collateral which is susceptible to accelerated fair value declines due to potential technological obsolescence. This factor is considered by management in calculating the allowance for loan and lease losses through historical loss factors and individual loan and lease reviews.

         In the year ended December 31, 2002, leases with 2 customers were deemed as probable losses and loans with 1 customer became impaired in the Partnership's Growth Capital portfolio. The book value of these leases and loans were $499,000, as of December 31, 2001. These leases and loans were written down by $100,000 during 2002. Thus far during the first quarter of 2003, no leases were deemed as a probable loss and 1 loan, with a book value of $33,000, became impaired in the Growth Capital portfolio. As of December 31, 2002, Growth Capital loans and leases with a book value of $6,000 were between 30 and 90 days past due. As of December 31, 2002, the Partnership has $786,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at higher than historical levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash from leasing and financing activities of $2,253,000 during the year ended December 31, 2002, as compared to $5,058,000 during the same period in 2001. This decrease is reflective of the decrease in payments received from financing leases and principal payments from notes receivable. The Partnership made no new investments in financing leases and notes receivable during the years ended December 31, 2002 and 2001.

         As of December 31, 2002, the Partnership reported equipment being held for lease with an original cost of $297,000 and a net book value of $0, as compared to equipment being held for lease with an original cost of $2,248,000 and a net book value of $15,000 at December 31, 2001. The General Partner, on behalf of the Partnership, is actively engaged in the remarketing and selling of the Partnership's equipment as it comes available. The Partnership received proceeds from the sale of equipment of $173,000 for the year ended December 31, 2002, compared to $90,000 for the same period in the previous year. At December 31, 2002, the Partnership owned equipment with an aggregate original cost of approximately $2 million, as compared to $8 million at December 31, 2001.

         In July 2002, the Partnership negotiated an agreement with a bank to borrow up to $6 million for the purchase of equipment and other property to be subject to lease. The Partnership paid a commitment fee of $45,000, which has been completely amortized as of December 31, 2002. As of December 31, 2002, the Partnership had not drawn down any loan proceeds nor does it expect to draw any proceeds for the remainder of the commitment period which expires in July 2003.

         The cash distributed to partners during the year ended December 31, 2002 was $3,825,000, as compared to $3,856,000 during the same period in 2001. In accordance with the partnership agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to four percent. As a result, the limited partners received $3,672,000 and $3,702,000 in cash distributions during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the cumulative cash distributions to limited partners was $28,446,000 as compared to $24,774,000 at December 31, 2001. The General Partner received $153,000 and $154,000 during the years ended December 31, 2002 and 2001, respectively. The Partnership anticipates making distributions to partners during 2003 at least at the same rate as in 2002.

         As stated in the Partnership's prospectus, redemptions were at the discretion of the General Partner. Redemptions were $83,000 and $148,000 for the years ended December 31, 2002 and 2001, respectively.

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

         In accordance with section 13.2(a) of the amended and restated agreement of limited partnership, the estimated annual average Unit valuation (unaudited) is estimated by the General Partner to be $5 per limited partnership unit at December 31, 2002.

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                  --------------------------------------------

                          YEAR ENDED DECEMBER 31, 2002
                          ----------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of Phoenix Leasing American Business Fund, L.P.
San Rafael, California:

We have audited the accompanying balance sheet of Phoenix Leasing American Business Fund, L.P. (the "Partnership") (a California limited partnership) as of December 31, 2002, and the related statements of operations and comprehensive income (loss), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Phoenix Leasing American Business Fund, L.P, as of December 31, 2001, were audited by other auditors whose report dated February 8, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing American Business Fund, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




San Ramon, California,                                      Armanino McKenna LLP
  January 31, 2003

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




San Francisco, California,                                   Arthur Andersen LLP
February 8, 2002




This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Phoenix Leasing American Business Fund, L.P.'s filing on Form 10-KSB for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 2002
                                                               -----------------
ASSETS

Cash and cash equivalents                                             $7,419

Accounts receivable (net of allowance for losses on accounts
   receivable of $84)                                                     73

Notes receivable (net of allowance for losses on notes
   receivable of $26)                                                    434

Net investment in financing leases (net of allowance for lease
  losses of $33)                                                         621

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $192)                                    --

Capitalized acquisition fees (net of accumulated amortization
   of $2,981)                                                             34

Other assets                                                               3
                                                                      ------

     Total Assets                                                     $8,584
                                                                      ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                              $  155
                                                                      ------

     Total Liabilities                                                   155
                                                                      ------

Partners' Capital:

   General Partner                                                        89

   Limited Partners, 2,500,000 units authorized, 1,603,335 units
     issued and 1,524,931 units outstanding                            8,340
                                                                      ------

     Total Partners' Capital                                           8,429
                                                                      ------

     Total Liabilities and Partners' Capital                          $8,584
                                                                      ======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                       2002        2001
                                                       ----        ----

REVENUE
   Rental income                                      $   670    $   748
   Interest income, notes receivable                      328        703
   Gain on sale of equipment                              138         79
   Interest income                                        138        359
   Earned income, financing leases                        133        407
   Gain on sale of securities                            --          176
   Other income                                            14         23
                                                      -------    -------

     Total Revenue                                      1,421      2,495
                                                      -------    -------

EXPENSES

   Provision for losses on leases and loans               396      2,139
   Depreciation                                           179        409
   General and administrative expenses                    116         96
   Amortization of acquisition fees                       109        234
   Legal fees                                              72        132
   Management fees to General Partner                      56        112
   Reimbursed administrative costs to General
     Partner                                               55         68
   Lease related operating expenses                        15         40
                                                      -------    -------

     Total Expenses                                       998      3,230
                                                      -------    -------

NET INCOME (LOSS)                                         423       (735)

Other comprehensive loss:
   Unrealized losses on securities:
     Unrealized holding losses arising during period     --           (2)
                                                      -------    -------

Other comprehensive loss                                 --           (2)
                                                      -------    -------

COMPREHENSIVE INCOME (LOSS)                           $   423    $  (737)
                                                      =======    =======


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $   .17    $  (.57)
                                                      =======    =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                    $   156    $   145
   Limited Partners                                       267       (880)
                                                      -------    -------

                                                      $   423    $  (735)
                                                      =======    =======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                             Accumulated
                                       General                                  Other
                                      Partner's        Limited Partners'     Comprehensive  Total
                                       Amount         Units        Amount       Income      Amount
                                       ------         -------------------       ------      ------

Balance, December 31, 2000            $       95    1,551,526   $   16,558   $        2   $   16,655

Redemptions of capital                      --        (14,626)        (148)        --           (148)

Other comprehensive loss                    --           --           --             (2)          (2)

Distributions to partners ($2.40 per
  limited partnership unit)                 (154)        --         (3,702)        --         (3,856)

Net income (loss)                            145         --           (880)        --           (735)
                                      ----------   ----------   ----------   ----------   ----------

Balance, December 31, 2001                    86    1,536,900       11,828         --         11,914

Redemptions of capital                      --        (11,969)         (83)        --            (83)

Distributions to partners ($2.40 per
  limited partnership unit)                 (153)        --         (3,672)        --         (3,825)

Net income                                   156         --            267         --            423
                                      ----------   ----------   ----------   ----------   ----------

Balance, December 31, 2002            $       89    1,524,931   $    8,340   $     --     $    8,429
                                      ==========   ==========   ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                        2002       2001
                                                        ----       ----
Operating Activities:
--------------------

   Net income (loss)                                   $   423   $  (735)

   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciation                                        179       409
       Amortization of acquisition fees                    109       234
       Gain on sale of equipment                          (138)      (79)
       Provision for losses on financing leases             51       673
       Provision for losses on notes receivable            396     1,364
       Provision for (recovery of) losses on
         accounts receivable                               (51)      102
       Gain on sale of securities                         --        (176)
       Decrease in accounts receivable                     101         2
       Decrease in accounts payable and accrued
         expenses                                         (306)     (325)
       Decrease (increase) in other assets                  (4)       67
                                                       -------   -------
   Net cash provided by operating activities               760     1,536
                                                       -------   -------

Investing Activities:
--------------------

   Principal payments, financing leases                    794     1,572
   Principal payments, notes receivable                    699     1,950
   Proceeds from sale of equipment                         173        90
   Proceeds from sale of securities                       --         176
   Payment of acquisition fees                            --        (153)
                                                       -------   -------

   Net cash provided by investing activities             1,666     3,635
                                                       -------   -------

Financing Activities:
--------------------

   Distributions to partners                            (3,825)   (3,856)
   Redemptions of capital                                  (83)     (148)
                                                       -------   -------

   Net cash used in financing activities                (3,908)   (4,004)
                                                       -------   -------

Increase (decrease) in cash and cash equivalents        (1,482)    1,167

Cash and cash equivalents, beginning of year             8,901     7,734
                                                       -------   -------

Cash and cash equivalents, end of year                 $ 7,419   $ 8,901
                                                       =======   =======

Supplemental Disclosure of Non-Cash Investing
---------------------------------------------
  Activities:
  ----------
  Reclassification of financing leases to equipment
     on operating leases                               $     8   $   999

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


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

         The General Partner is entitled to receive 4% of all distributions until the Limited Partners have recovered the greater of 177% of their initial capital contributions or 100% of their initial capital contributions plus a cumulative return of 11% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1999, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to 2.75% of their capital contributions (i.e., 11% per annum), prorated for any partial period.

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

         The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership or equipment leased to customers by manufacturers, the financing for which is provided by the
Partnership, or (b) financing provided to businesses payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis. There were no acquisition fees paid to the General Partner in the years ended December 31, 2002 and 2001.

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                   2002      2001
                                                   ----      ----
                                               (Amounts in Thousands)

       Management fees                             $ 56      $112
       Cash distributions                           153       154
                                                   ----      ----

                                                   $209      $266
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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $13,000 and $22,000 during the years ended December 31, 2002 and 2001, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with maturities at the date of purchase of less than 90 days. At December 31, 2002 and 2001 and periodically throughout the years then ended, such investments were in excess of FDIC insurance limits.

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

         Impaired Notes Receivable. Notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest has been reduced to zero, the remaining payments will be applied to interest income. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's original effective interest rate. Alternatively, impairment is measured based on the note's observable market price or the fair value of the collateral if the note is collateral-dependent. When the measure of the impaired note is less than the recorded investment in the note, the impairment is recorded through a valuation allowance, which is included in the provision for losses on leases and loans.

         Allowance for Lease Losses. An allowance for losses on finance leases is established through provisions for losses charged against income. The loss is measured when it becomes probable that the Company will not recover its net investment in the finance lease. The loss is estimated as the net investment in a finance lease that will not be recovered through the remaining payments from the lease, including the value of equipment on lease. Finance leases deemed to be uncollectible are charged against the allowance for lease losses, and subsequent recoveries, if any, are credited to the allowance.

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

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful lives, ranging up to three years. Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance and repairs of the leased equipment are charged to expense.

         The Partnership continually evaluates the carrying value of rental equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived
Assets". Under SFAS No. 144, rental equipment is reviewed for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. An impairment loss is recognized if the fair value is less than the carrying amount of the long-lived assets being evaluated. The Partnership determines fair value based upon the condition of the equipment and the projected net cash flows from its sale considering current market conditions. The Partnership accounts for impairment losses through depreciation expense.

         Portfolio Valuation Methodology. The Partnership accounts for the net realizable value of the Partnership's equipment on a portfolio basis.

         Investments. Investments in stock in public companies are classified as available-for-sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in other comprehensive income.

         Effective January 1, 2001, the Partnership adopted SFAS No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. During 2001, the Partnership had warrants to purchase marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS No. 133, as amended by SFAS No. 138, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations and Comprehensive Income
(Loss). The effect of the change was not material. As of December 31, 2002, the Partnership does not have any warrants to purchase marketable equities.

         Reclassification. Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the determination of the allowance for lease and loan losses. Actual results could differ from those estimates.

         Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the Statements of Operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                 2002
                                                                 ----
                                                         (Amounts in Thousands)

         Lease payments                                          $ 124
         Property tax                                               33
                                                                 -----
                                                                   157
         Less:  allowance for losses on accounts receivable        (84)
                                                                 -----

              Total                                              $  73
                                                                 =====

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   2002
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 13% to 19% per
           annum, receivable in installments ranging from
           36 to 60 months, collateralized by the equipment
           financed.                                               $239

         Notes receivable from other businesses with stated
           interest ranging from 13% to 17% per annum,
           receivable in installments ranging from 57 to 84
           months, collateralized by the equipment financed.        221
                                                                   ----
                                                                    460
         Less:  allowance for losses on notes receivable            (26)
                                                                   ----

           Total                                                   $434
                                                                   ====

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2003............................................          $342
         2004............................................           118
         2005............................................            19
         2006............................................           -
         2007 ...........................................           -
                                                                   ----

         Total minimum payments to be received...........           479
         Impaired notes receivable.......................            25
         Less:  unearned interest........................           (44)
         Less:  allowance for losses.....................           (26)
                                                                   ----

         Net investment in notes receivable..............          $434
                                                                   ====

         At December 31, 2002, the recorded investment in notes that are considered to be impaired was $25,000, net of specific write-downs of $244,000. Additionally, the allowance for losses on notes receivable includes specific reserves of $4,000 and $0 for impaired loans at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001 was approximately $48,000 and $452,000, respectively. The Partnership recognized $147,000 and $294,000 of interest income on impaired notes receivable during the years ended December 31, 2002 and 2001, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, are as follows:

                                                    2002        2001
                                                    ----        ----
                                                 (Amounts in Thousands)

         Beginning balance                        $   125      $   141
              Provision for losses                    396        1,364
              Write downs                            (495)      (1,380)
                                                  -------      -------
         Ending balance                           $    26      $   125
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

         The net investment in financing leases consists of the following at December 31:

                                                                 2002
                                                                 ----
                                                         (Amounts in Thousands)

         Minimum lease payments to be received                   $ 716
         Less: unearned income                                     (62)
               allowance for lease losses                          (33)
                                                                 -----

         Net investment in financing leases                      $ 621
                                                                 =====

         Minimum rentals to be received on noncancelable operating and financing leases for the years ended December 31, are as follows:

                                                       Operating      Financing
                                                       ---------      ---------
                                                        (Amounts in Thousands)

         2003.......................................      $ 11           $696
         2004.......................................       -               20
         2005.......................................       -              -
         2006.......................................       -              -
         2007.......................................       -              -
                                                          ----           ----

              Total                                       $ 11           $716
                                                          ====           ====

         Equipment held for lease generally consists of financing leases that have been placed into default. As a result, the leases have been reclassified to equipment, are held at estimated net realizable value, and will be depreciated over their remaining estimated useful lives of up to three years. The General Partner is making every effort to pursue remedies that will maximize recovery of the Partnership's investment. The net carrying value of the equipment held for lease at December 31, 2002 was $0.


Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   2002
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment lease operations                                $ 76
         General Partner and Affiliates                              38
         Other                                                       33
         Security deposits                                            8
                                                                   ----

                 Total                                             $155
                                                                   ====

Note 7.       Short Term Borrowings.
              ---------------------

         The Partnership has a $6,000,000 line of credit with a bank for the purpose of financing the acquisition of equipment and the financing of notes receivable. The line of credit expires on July 3, 2003 and there was no outstanding balance at December 31, 2002. The line of credit bears interest at the bank's prime rate plus 2% (6.25% at December 31, 2002) and includes certain financial covenants. Borrowings are collateralized by leases and loans.


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes, except for a $800 state minimum tax, has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2002:

                              Reported Amounts    Tax Basis       Net Difference
                              ----------------    ---------       --------------
                                            (Amounts in Thousands)

         Assets                   $8,584            $9,013            $  429
         Liabilities                 155               146                 9

         The following is a reconciliation between net income for financial reporting purposes and net income for federal income tax purposes for the years ended December 31:

                                                              2002       2001
                                                              ----       ----
                                                          (Amounts in Thousands)

         Net income (loss) for financial reporting
           purposes                                         $   423   $  (735)

         Adjustments for tax purposes:
              Tax depreciation in excess of book               (593)     (812)
              Difference in rental income recognition           644     1,535
              Excess of book gain on sale of equipment
                over tax gain on sale of equipment           (1,103)     (137)
              Book valuation allowances not recognized
                for tax purposes                                396     2,139
              Bad debt expense                                 (496)   (1,415)
              Other                                             (12)      (22)
                                                            -------   -------

         Net income (loss) for federal income tax
           purposes                                         $  (741)  $   553
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


Note 10.      Net Income and Distributions per Limited Partnership Unit.
              ---------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partner's share of net income and distributions and the weighted average number of units outstanding of 1,529,726 and 1,541,775 for the years ended December 31, 2002 and 2001, respectively. For the purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

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

         The reimbursed administrative costs to the General Partner were $55,000 and $68,000 for the years ended December 31, 2002 and 2001, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2002 and 2001 were $31,000 and $54,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents and notes receivable approximate their fair values.


Note 13.      Subsequent Events.
              -----------------

         In January 2003, cash distributions of $38,000 and $432,000 were made to the General and Limited Partners, respectively.

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

         GUS CONSTANTIN, age 65, is President, and a Director of PLA III. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated, the parent company of PLI.

         GARY W. MARTINEZ, age 52, is Senior Vice President and a Director of PLA III. He has been associated with PLI since 1976. He manages the Asset
Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 30, is Vice President, Chief Financial Officer and a Director of PLA III. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates. In addition, Mr. Gregson oversees the maintenance of banking relationships, the treasury and financial reporting functions and various support services for PLI. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix  Leasing   Incorporated  and  subsidiaries  and  the  executive
officers of the General Partner serve in a similar capacity to the following affiliated limited partnership:

         Phoenix Leasing Cash Distribution Fund V, L.P.

Disclosure Pursuant to Section 16, Item 405 of Regulation S-B:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2002, all such required reports were filed on a timely basis.

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
                                                               (Amounts in Thousands)
Phoenix Leasing
  Associates III L.P.        General Partner             $   56(1)                    $    0                   $    0
                                                          =====                        =====                    =====

(1)  Consists of management fees.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner or its affiliates owns the equity securities of the Registrant set forth in the following table:


              (1)                           (2)                        (3)
         Title of Class          Amount Beneficially Owned      Percent of Class
         --------------          -------------------------      ----------------

     General Partner Interest   Represents a 1% interest in the          100%
                                Registrant's profits, as defined,
                                and a 4% interest in distributions,
                                until the Limited Partners have
                                recovered  their capital contributions
                                plus a cumulative return of 11%
                                per annum, compounded quarterly,
                                on the unrecovered portion thereof.
                                Thereafter, the General Partner will
                                receive 15% interest in the
                                Registrant's profits and distributions.

     Limited Partner Interest   1300 units                               .08


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2002                         12
              Statements of Operations and Comprehensive Income (Loss)
                for the years ended December 31, 2002 and 2001              13
              Statements of Partners' Capital for the years ended
                December 31, 2002 and 2001                                  14
              Statements of Cash Flows for the years ended December 31,
                2002 and 2001                                               15
              Notes to Financial Statements                              16 - 22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         Filed on September 12, 2002 related to Changes in Registrants' Certifying Accountant.

(c)      Exhibits

         21.      Consolidated Balance Sheets of Phoenix Leasing
                   Associates III, Inc.                               E21    1-4

                  Balance Sheets of Phoenix Leasing Associates
                  III L.P.                                            E21    5-8

         99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.      Controls and Procedures.
              -----------------------

         Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Phoenix Leasing Associates II, Inc., the general partner of Phoenix Leasing Associates II L.P., the Partnership's general partner, have each concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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



         Date: March 28, 2003      By: /S/  GUS CONSTANTIN
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


/S/ GUS CONSTANTIN      President and a Director                 March 28, 2003
---------------------   of Phoenix Leasing Associates III, Inc.  --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ    Senior Vice President and a Director of  March 28, 2003
---------------------   Phoenix Leasing Associates III, Inc.     --------------
(Gary W. Martinez)


/S/ ANDREW N. GREGSON   Vice President, Chief Financial          March 28, 2003
---------------------   Officer and a Director of                --------------
(Andrew N. Gregson)     Phoenix Leasing Associates III, Inc.

                            CERTIFICATION PURSUANT TO
                            -------------------------
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gus Constantin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Phoenix Leasing American Business Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ GUS CONSTANTIN
-------------------
Gus Constantin
President
Date: March 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew Gregson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Phoenix Leasing American Business Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ ANDREW GREGSON
-------------------
Andrew Gregson
Chief Financial Officer
Date: March 28, 2003