Form 10QSB
period 2003-03-31
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2003-05-14
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

1,523,467 Units of Limited Partnership Interest were outstanding as of March 31, 2003.

Transitional small business disclosure format:

                                Yes        No   X
                                    -----     -----

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2003        2002
                                                           ----        ----
ASSETS

Cash and cash equivalents                                 $6,673      $7,419

Accounts receivable (net of allowance for
   losses on accounts receivable of $68 and
   $84 at March 31, 2003 and December 31,
   2002, respectively)                                        98          73

Notes receivable (net of allowance for losses on
   notes receivable of $26 at March 31, 2003 and
   December 31, 2002)                                        228         434

Net investment in financing leases (net of
   allowance for lease losses of $26 and $33
   at March 31, 2003 and December 31, 2002,
   respectively)                                             493         621

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $192 at
   March 31, 2003 and December 31, 2002)                    --          --

Capitalized acquisition fees (net of accumulated
   amortization of $2,995 and $2,981 at March 31,
   2003 and December 31, 2002, respectively)                  20          34

Other assets                                                   2           3
                                                          ------      ------

     Total Assets                                         $7,514      $8,584
                                                          ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $  136      $  155
                                                          ------      ------

     Total Liabilities                                       136         155
                                                          ------      ------
Partners' Capital
   General Partner                                            88          89

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,523,467 and
     1,524,931 units outstanding at March 31,
     2003 and December 31, 2002, respectively              7,290       8,340
                                                          ------      ------

     Total Partners' Capital                               7,378       8,429
                                                          ------      ------

     Total Liabilities and Partners' Capital              $7,514      $8,584
                                                          ======      ======

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2003        2002
                                                              ----        ----
REVENUE
   Rental income                                              $   9       $ 205
   Earned income, financing leases                               27          57
   Interest income, notes receivable                             24          49
   Interest income                                               13          44
   Other income                                                   2           3
                                                              -----       -----

     Total Revenue                                               75         358
                                                              -----       -----

EXPENSES
   Depreciation                                                --            91
   Amortization of acquisition fees                              14          38
   Lease related operating expenses                               1          11
   Management fees to General Partner                             5          16
   Reimbursed administrative costs to
     General Partner                                             19          15
   Provision for losses on leases and loans                     111         217
   Legal expense                                                  3          22
   General and administrative expenses                           15          22
                                                              -----       -----

     Total Expenses                                             168         432
                                                              -----       -----

Loss Before Unrealized Gain                                     (93)        (74)
     Unrealized gains on securities                            --            57
                                                              -----       -----

NET LOSS                                                        (93)        (17)
                                                              =====       =====



NET LOSS PER LIMITED PARTNERSHIP UNIT                         $(.09)      $(.04)
                                                              =====       =====


DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $ .60       $ .60
                                                              =====       =====


ALLOCATION OF NET INCOME (LOSS):
   General Partner                                            $  37       $  38
   Limited Partners                                            (130)        (55)
                                                              -----       -----
                                                              $ (93)      $ (17)
                                                              =====       =====

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               2003        2002
                                                               ----        ----
Operating Activities:
--------------------
   Net loss                                                  $   (93)   $   (17)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                             --           91
       Amortization of acquisition fees                           14         38
       Gain on sale of equipment                                  (1)       (23)
       Unrealized gains on securities                           --          (57)
       Provision for (recovery of) losses on financing
         leases                                                   (7)        48
       Provision for losses on notes receivable                  134        164
       Provision for (recovery of) losses on accounts
         receivable                                              (16)         5
       Decrease (increase) in accounts receivable                 (9)        16
       Decrease in accounts payable and accrued
         expenses                                                (19)      (116)
       Decrease in other assets                                    1       --
                                                             -------    -------
Net cash provided by operating activities                          4        149
                                                             -------    -------
Investing Activities:
--------------------
   Principal payments, financing leases                          135        301
   Principal payments, notes receivable                           72        181
   Proceeds from sale of equipment                                 1         29
                                                             -------    -------
Net cash provided by investing activities                        208        511
                                                             -------    -------
Financing Activities:
--------------------
   Redemptions of capital                                         (4)       (15)
   Distributions to partners                                    (954)      (960)
                                                             -------    -------
Net cash used in financing activities                           (958)      (975)
                                                             -------    -------
Decrease in cash and cash equivalents                           (746)      (315)
Cash and cash equivalents, beginning of period                 7,419      8,901
                                                             -------    -------
Cash and cash equivalents, end of period                     $ 6,673    $ 8,586
                                                             =======    =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to equipment
  operating leases                                           $  --      $   245


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.
              -------

         The accompanying unaudited condensed financial statements have been prepared by Phoenix Leasing American Business Fund, L.P. (the "Partnership") in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's financial statements, as filed with the SEC in the latest annual report on Form 10-KSB.

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

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 2002 amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported net income (loss) or partners' capital.

Note 3.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes, except for an $800 state minimum tax, has been made in the financial statements of the Partnership.

Note 4.       Accounts Receivable.
              -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                        2003      2002
                                                        ----      ----
                                                    (Amounts In Thousands)
         Beginning balance                             $  84     $ 166
              Provision for (recovery of) losses         (16)        5
              Write downs                               --         (21)
                                                       -----     -----
         Ending balance                                $  68     $ 150
                                                       =====     =====

Note 5.       Notes Receivable.
              ----------------

         At March 31, 2003 and December 31, 2002, the recorded investment in notes receivable that are considered to be impaired was $54,000 and $25,000, net of specific write-downs of $130,000 and $244,000, respectively. Additionally, the allowance for losses on notes receivable includes specific reserves for $15,000 and $0 for impaired loans at March 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2003 and 2002 was approximately $54,000 and $74,000 respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                        2003      2002
                                                        ----      ----
                                                    (Amounts In Thousands)

         Beginning balance                             $  26     $ 125
              Provision for losses                       134       164
              Write downs                               (134)     (169)
                                                       -----     -----
         Ending balance                                $  26     $ 120
                                                       =====     =====

Note 6.       Investment in Financing Leases.
              ------------------------------

         The activity in the allowance for early terminations of financing leases during the three months ended March 31, is as follows:

                                                        2003      2002
                                                        ----      ----
                                                    (Amounts In Thousands)
         Beginning balance                             $  33     $ 124
              Provision for (recovery of) losses          (7)       48
              Write downs                               --         (65)
                                                       -----     -----
         Ending balance                                $  26     $ 107
                                                       =====     =====

Note 7.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,524,397 and 1,535,367 for the three months ended March 31, 2003 and 2002, respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

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

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported a net loss of $93,000 during the three months ended March 31, 2003, as compared to a net loss of $17,000 during the same period in 2002. The increased net loss for the three months ended March 31, 2003, is primarily due to a decrease in rental income partially offset by a decrease in provisions for losses on leases and loans.

         Total revenue decreased by $283,000 for the three months ended March 31, 2003, compared to the same period in the prior year. The decrease in total revenue for the three months ended March 31, 2003, compared to the prior year, is due to declines in rental income, earned income from financing leases, interest income from notes receivable and interest income.

         Rental income decreased $196,000 during the three months ended March 31, 2003, as compared to the same period in 2002 due to the absence of settlement receipts from leases during the three months ended March 31, 2003, compared to $94,000 of settlement receipts from leases received during the three months ended March 31, 2002. At March 31, 2003, the Partnership owned equipment with an aggregate original cost of approximately $2 million, as compared to $5.8 million at March 31, 2002.

         Earned income from financing leases decreased by $30,000 during the three months ended March 31, 2003, as compared to the same period in 2002, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $493,000 at March 31, 2003, as compared to $1 million at March 31, 2002. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease terms as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the three months ended March 31, 2003 and 2002.

         Interest income from notes receivable decreased by $25,000 for the three months ended March 31, 2003, as compared to the same period in 2002, due to the decline in the notes receivable balances. At March 31, 2003, the notes receivable balance was $228,000, compared to $1,184,000 at March 31, 2002. The Partnership made no new investments in notes receivable during the three months ended March 31, 2003 and 2002.

         Interest income decreased $31,000 during the three months ended March 31, 2003, compared to the same period in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

         Total expenses for the three months ended March 31, 2003 decreased by $264,000, as compared to the same period in the previous year. This decrease is primarily due to a decrease of $106,000 in the provision for losses on leases and loans and a $91,000 decrease in depreciation. During the three months ended March 31, 2002, the high provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses for the three months ended March 31, 2003, compared to the same period in the prior year, were a decrease in amortization of acquisition fees, lease related operating expenses, management fees, legal expenses and general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended March 31, 2003, no leases were deemed as probable losses and loans with 2 customers became impaired in the Partnership's Growth Capital portfolio. The book value of these leases and loans was $174,000 as of December 31, 2002. These leases and loans were written down by $134,000 during 2003. Thus far during the second quarter of 2003, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of March 31, 2003, no Growth Capital loans and leases not already considered impaired were between 30 and 90 days past due. As of March 31, 2003, the Partnership has $520,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at significant levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated by leasing, financing and rental activities during the three months ended March 31, 2003 and 2002 of $211,000 and $631,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases.

         The Partnership reported equipment being held for lease with an original cost of $247,000 and a net book value of $0 at March 31, 2003, as compared to $1,075,000 and $77,000, respectively, at March 31, 2002. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The cash distributed to partners during the three months ended March 31, 2003 was $954,000, as compared to $960,000 during the same period in 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to 4%. As a result, the limited partners received $916,000 and $922,000 in cash distributions during the three months ended March 31, 2003 and 2002, respectively. The cumulative cash distributions to Limited Partners as of March 31, 2003 was $29,361,000, as compared to $25,696,000 at March 31, 2002. The
General Partner received $38,000 during the three months ended March 31, 2003 and 2002. The Partnership anticipates making distributions to partners during 2003 at least at the same rate as in 2002.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 3.       Controls and Procedures.
              -----------------------

         Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Phoenix Leasing Associates III, Inc., the general partner of Phoenix Leasing Associates III, L.P., the Partnership's general partner, have each concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                                 March 31, 2003

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

Item 3.   Defaults Upon Senior Securities.  Inapplicable
          -------------------------------

Item 4.   Submission of Matters to a Vote of Securities Holders.  Inapplicable
          -----------------------------------------------------

Item 5.   Other Information.  Inapplicable
          -----------------

Item 6.   Exhibits and Reports on 8-K:
          ---------------------------

          a)  Exhibits:

                99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

                99.02 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

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


                                PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                -------------------------------------------
                                                 (Registrant)

                                BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                    a California limited partnership,
                                    General Partner

                                    BY:  PHOENIX LEASING ASSOCIATES III, INC.
                                         a Nevada corporation,
                                         General Partner


    Date                    Title                                Signature
    ----                    -----                                ---------

May 14, 2003      Senior Vice President                    /S/ GARY W. MARTINEZ
--------------    and a Director of                        --------------------
                  Phoenix Leasing Associates III, Inc.    (Gary W. Martinez)



May 14, 2003      Vice President, Chief Financial          /S/ ANDREW N. GREGSON
--------------    Officer and a Director of                ---------------------
                  Phoenix Leasing Associates III, Inc.    (Andrew N. Gregson)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gus Constantin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Leasing American Business Fund, L.P.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ GUS CONSTANTIN
--------------------------------------
Gus Constantin
President
Date: May 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew Gregson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Leasing American Business Fund, L.P.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ ANDREW GREGSON
--------------------------------------
Andrew Gregson
Chief Financial Officer
Date: May 14, 2003