Form 10QSB
period 2003-06-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2003-08-13
CIK 898628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                   FORM 10-QSB

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

1,523,117 Units of Limited Partnership Interest were outstanding as of June 30, 2003.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2003       2002
                                                            ----       ----
ASSETS

Cash and cash equivalents                                  $5,950     $7,419

Accounts receivable (net of allowance for
   losses on accounts receivable of $48 and
   $84 at June 30, 2003 and December 31,
   2002, respectively)                                        110         73

Notes receivable (net of allowance for
   losses on notes receivable of $21 and
   $26 at June 30, 2003 and December 31,
   2002, respectively)                                        147        434

Equipment on operating leases and held
   for lease (net of accumulated depreciation
   of $192 at June 30, 2003 and December 31,
   2002)                                                     --         --

Net investment in financing leases (net of
   allowance for lease losses of $18 and
   $33 at June 30, 2003 and December 31,
   2002, respectively)                                        340        621

Capitalized acquisition fees (net of
   accumulated amortization of $3,004 and
   $2,981 at June 30, 2003 and December 31,
   2002, respectively)                                         11         34

Other assets                                                    1          3
                                                           ------     ------

     Total Assets                                          $6,559     $8,584
                                                           ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $  106     $  155
                                                           ------     ------

     Total Liabilities                                        106        155
                                                           ------     ------

Partners' Capital

   General Partner                                             88         89

   Limited Partners, 2,500,000 units authorized,
     1,603,335 units issued and 1,523,117 and
     1,524,931 units outstanding at June 30, 2003
     and December 31, 2002, respectively                    6,365      8,340
                                                           ------     ------

     Total Partners' Capital                                6,453      8,429
                                                           ------     ------

     Total Liabilities and Partners' Capital               $6,559     $8,584
                                                           ======     ======


        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              2003      2002      2003     2002
                                              ----      ----      ----     ----
REVENUES
   Earned income, financing leases            $  21    $  45    $  48    $ 102
   Interest income, notes receivable             20      109       45      159
   Rental income                                 11      348       19      530
   Gain on sale of equipment                   --         35        1       58
   Interest income                               11       45       24       89
   Other income                                   1        9        2       11
                                              -----    -----    -----    -----
     Total Revenues                              64      591      139      949
                                              -----    -----    -----    -----

EXPENSES
   Depreciation                                --         62     --        153
   Amortization of acquisition fees              10       37       23       75
   Lease related operating expenses            --       --          1       11
   Management fees to General Partner             6       22       11       38
   Reimbursed administrative costs to
     General Partner                             14       16       33       31
   Provision for (recovery of) losses
     on leases and loans                        (19)     163       93      380
   Legal expense                                  6       21        9       43
   General and administrative expenses           18       24       33       46
                                              -----    -----    -----    -----
     Total Expenses                              35      345      203      777
                                              -----    -----    -----    -----

Income (Loss) Before Unrealized Loss             29      246      (64)     172
   Unrealized losses on securities             --        (57)    --       --
                                              -----    -----    -----    -----

NET INCOME (LOSS)                             $  29    $ 189    $ (64)   $ 172
                                              =====    =====    =====    =====


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                           $--      $ .10    $(.09)   $ .06
                                              =====    =====    =====    =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $ .60    $ .60    $1.20    $1.20
                                              =====    =====    =====    =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                          $  38    $  40    $  75    $  78
     Limited Partners                            (9)     149     (139)      94
                                              -----    -----    -----    -----

                                              $  29    $ 189    $ (64)   $ 172
                                              =====    =====    =====    =====

        The accompanying notes are an integral part of these statements.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              2003        2002
                                                              ----        ----
Operating Activities:
--------------------
   Net income (loss)                                        $   (64)    $   172
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation                                            --           153
       Amortization of acquisition fees                          23          75
       Gain on sale of equipment                                 (1)        (58)
       Provision for (recovery of) losses on
         financing leases                                       (15)         14
       Provision for losses on notes receivable                 110         411
       Provision for (recovery of) losses on
         accounts receivable                                     (2)        (45)
       Decrease (increase) in accounts receivable               (35)         85
       Decrease in accounts payable and accrued
         expenses                                               (49)       (248)
       Decrease in other assets                                   2        --
                                                            -------     -------
Net cash provided by (used in) operating activities             (31)        559
                                                            -------     -------
Investing Activities:
--------------------
   Principal payments, financing leases                         296         486
   Principal payments, notes receivable                         177         478
   Proceeds from sale of equipment                                1         131
                                                            -------     -------
Net cash provided by investing activities                       474       1,095
                                                            -------     -------
Financing Activities:
--------------------
   Redemptions of capital                                        (8)        (33)
   Distributions to partners                                 (1,904)     (1,919)
                                                            -------     -------
Net cash used in financing activities                        (1,912)     (1,952)
                                                            -------     -------
Decrease in cash and cash equivalents                        (1,469)       (298)
Cash and cash equivalents, beginning of period                7,419       8,901
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 5,950     $ 8,603
                                                            =======     =======
Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to equipment
   on operating leases                                      $  --       $   245



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

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the six months ended June 30, is as follows:

                                                            2003         2002
                                                            ----         ----
                                                         (Amounts In Thousands)
         Beginning balance                                  $ 84         $166
              Provision for (recovery of) losses              (2)         (45)
              Write-downs                                    (34)         (22)
                                                            ----         ----
         Ending balance                                     $ 48         $ 99
                                                            ====         ====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2003 and December 31, 2002, the recorded investment in notes that are considered to be impaired was $29,000 and $25,000, net of specific write-downs of $146,000 and $244,000, respectively. Additionally, the allowance for losses on notes receivable includes specific reserves of $14,000 and $0 for impaired loans at June 30, 2003 and 2002, respectively. The average recorded investment in impaired notes during the six months ended June 30, 2003 and 2002 was approximately $42,000 and $64,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                           2003          2002
                                                           ----          ----
                                                         (Amounts In Thousands)

         Beginning balance                                 $  26         $ 125
              Provision for losses                           110           411
              Write-downs                                   (115)         (483)
                                                           -----         -----
         Ending balance                                    $  21         $  53
                                                           =====         =====

Note 6.  Investment in Financing Leases.
         ------------------------------

         The activity in the allowance for losses on financing leases during the six months ended June 30, is as follows:

                                                           2003         2002
                                                           ----         ----
                                                         (Amounts In Thousands)

         Beginning balance                                 $ 33         $124
              Provision for (recovery of) losses            (15)          14
              Write-downs                                   --           (64)
                                                           ----         ----
         Ending balance                                    $ 18         $ 74
                                                           ====         ====

Note 7.  Net Income (Loss) and Distributions per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,523,929 and 1,534,093 for the six months ended June 30, 2003 and 2002, respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

Item 2.  Management's   Discussion   and Analysis  of Financial   Condition  and
         ----------------------------------------------------------------------
         Results of Operations.
         ---------------------


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

Results of Operations

         Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported net income of $29,000 during the three months ended June 30, 2003 and a net loss of $64,000 during the six months ended June 30, 2003, as compared to net income of $189,000 and $172,000 during the same periods in 2002. The decreased earnings for the three and six months ended June 30, 2003, is primarily due to a decrease in rental income.

         Total revenue decreased by $527,000 and $810,000 for the three and six months ended June 30, 2003, as compared to the same periods in 2002. The decrease in total revenue for the three and six months ended June 30, 2003, compared to the prior year, is due to declines in rental income, earned income from financing leases, interest income and interest income from notes receivable.

         Rental income decreased $337,000 and $511,000 during the three and six months ended June 30, 2003, as compared to the same periods in 2002. This decrease is reflective of a reduction in the size of the equipment portfolio. At June 30, 2003, the Partnership owned equipment with an aggregate original cost of approximately $1.7 million, as compared to $4.6 million at June 30, 2002. Another factor contributing to the decrease in rental income is the absence of settlement receipts from leases during the three and six months ended June 30, 2003, compared to $133,000 and $227,000 of settlement receipts from leases received during the three and six months ended June 30, 2002.

         Interest income from notes receivable decreased by $89,000 and $114,000 for the three and six months ended June 30, 2003, as compared to the same periods in 2002, due to the decline in the notes receivable balances. Interest income from notes receivable was higher than usual during the three and six months ended June 30, 2002, due to settlement proceeds received on impaired notes receivable of $123,000 and $125,000, respectively. At June 30, 2003, the net notes receivable balance was $147,000, compared to $640,000 at June 30, 2002. The Partnership made no new investments in notes receivable during the six months ended June 30, 2003 and 2002.

         Earned income from financing leases decreased by $24,000 and $54,000 during the three and six months ended June 30, 2003, as compared to the same periods in 2002, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $340,000 at June 30, 2003, as compared to $850,000 at June 30, 2002. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease terms as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the six months ended June 30, 2003 and 2002.

         Interest income decreased $34,000 and $65,000 during the three and six months ended June 30, 2003, compared to the same periods in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

         Total expenses decreased by $310,000 and $574,000 for the three and six months ended June 30, 2003, as compared to the same periods in the previous year. This decline is primarily due to a decrease of $182,000 and $287,000 in the provision for losses on leases and loans and the absence of depreciation expense compared to $62,000 and $153,000 for the three and six months ended June 30, 2002, respectively. During the three months ended June 30, 2002, the higher provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses for the three and six months ended June 30, 2003, compared to the same periods in the prior year, were a decrease in amortization of acquisition fees, lease related operating expenses, management fees, legal expenses and general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

         In the quarter ended June 30, 2003, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. Thus far during the third quarter of 2003, no leases were deemed as a probable loss and no loans became impaired in the Growth Capital portfolio. As of June 30, 2003, no Growth Capital loans and leases not already considered impaired were between 30 and 90 days past due. As of June 30, 2003, the Partnership has $343,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at significant levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

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

         The Partnership reported net cash generated by leasing, financing and rental activities during the six months ended June 30, 2003 and 2002 of $442,000 and $1,523,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases. The decrease in rentals payments is reflective of a reduction in the size of the equipment portfolio as previously discussed in the Results of Operations.

         The Partnership reported equipment being held for lease with an original cost of $247,000 and a net book value of $0 at June 30, 2003, as compared to $799,000 and $0, respectively, at June 30, 2002. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The cash distributed to partners during the six months ended June 30, 2003 was $1,904,000, as compared to $1,919,000 during the same period in 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to 4%. As a result, the limited partners received $1,826,000 and $1,842,000 in cash distributions during the six months ended June 30, 2003 and 2002, respectively. The total cumulative cash distributions to Limited Partners as of June 30, 2003 was $30,273,000, as compared to $26,616,000 at June 30,
2002. The General Partner received $78,000 and $77,000 during the six months ended June 30, 2003 and 2002, respectively. The Partnership anticipates making distributions to partners during 2003 at least at the same rate as in 2002.

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

                                  June 30, 2003

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


                                    PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                    -------------------------------------------
                                                    (Registrant)


                                    BY: PHOENIX LEASING ASSOCIATES III, L.P.
                                        a California limited partnership,
                                        General Partner

                                        BY: PHOENIX LEASING ASSOCIATES III, INC.
                                            a Nevada corporation,
                                            General Partner


     Date                Title                                   Signature
     ----                -----                                   ---------

August 12, 2003    Senior Vice President                  /S/ GARY W. MARTINEZ
----------------   and a Director of                      --------------------
                   Phoenix Leasing Associates III, Inc.   (Gary W. Martinez)

August 12, 2003    Vice President, Chief Financial        /S/ ANDREW N. GREGSON
----------------   Officer and a Director of              ---------------------
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



/S/ GUS CONSTANTIN
--------------------------------------
Gus Constantin
President
Date: August 12, 2003

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



/S/ ANDREW GREGSON
--------------------------------------
Andrew Gregson
Chief Financial Officer
Date: August 12, 2003