Form 10QSB
period 2003-09-30
PHOENIX LEASING AMERICAN BUSINESS FUND LP
filed 2003-11-14
CIK 898628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-25278


                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
--------------------------------------------------------------------------------
                                   Registrant

            California                                 68-0293258
--------------------------------------------------------------------------------
       State of Jurisdiction                 I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                       94901-5527
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

                                 Yes  X   No
                                    ----     --------

1,522,374 Units of Limited Partnership Interest were outstanding as of September 30, 2003.

Transitional small business disclosure format:

                                 Yes     No  X
                                    ----     --------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                                 BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT FOR UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2003             2002
                                                                                  ----             ----
ASSETS

Cash and cash equivalents                                                         $  5,306        $ 7,419

Accounts receivable (net of allowance for losses on
     accounts receivable of $43 and $84 at September 30, 2003
     and December 31, 2002, respectively)                                               89             73

Notes receivable (net of allowance for losses on notes
     receivable of $20 and $26 at September 30, 2003 and
     December 31, 2002, respectively)                                                   87            434

Equipment on operating leases and held for lease (net of
     accumulated depreciation of $192 at September 30, 2003
     and December 31, 2002)                                                              -              -

Net investment in financing leases (net of allowance for
     lease losses of $12 and $33 at September 30, 2003 and
     December 31, 2002, respectively)                                                  188            621

Capitalized acquisition fees (net of accumulated amortization of $3,013 and $2,981 at September 30, 2003 and December 31,
     2002, respectively)                                                                 2             34

Other assets                                                                             -              3
                                                                                  --------        -------
         Total Assets                                                             $  5,672        $ 8,584
                                                                                  ========        =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities

     Accounts payable and accrued expenses                                        $    113        $   155
                                                                                  --------        -------
         Total Liabilities                                                             113            155
                                                                                  --------        -------
Partners' Capital

     General Partner                                                                    88             89

     Limited Partners, 2,500,000 units authorized, 1,603,335
         units issued and 1,522,374 and 1,524,931 units
         outstanding at September 30, 2003 and December 31,
         2002, respectively                                                          5,471          8,340
                                                                                  --------        -------
         Total Partners' Capital                                                     5,559          8,429
                                                                                  --------        -------
         Total Liabilities and Partners' Capital                                  $  5,672        $ 8,584
                                                                                  ========        =======

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                      2003         2002                2003               2002
                                                      ----         ----                ----               ----
REVENUES
     Interest income, notes receivable               $  54         $ 149              $    98         $    308
     Earned income, financing leases                    12            27                   60              130
     Rental income                                      18            78                   37              607
     Gain on sale of equipment                           -            39                    1               97
     Interest income                                     6            28                   30              118
     Other income                                        -             2                    3               13
                                                     -----         -----              -------         --------
         Total Revenues                                 90           323                  229            1,273
                                                     -----         -----              -------         --------
EXPENSES
     Depreciation                                        -            26                    -              179
     Amortization of acquisition fees                    9            26                   32              102
     Lease related operating expenses                    -             -                    2               11
     Management fees to General Partner                  6            12                   17               49
     Reimbursed administrative costs to
         General Partner                                14            11                   47               42
     Provision for (recovery of) losses on
         leases and loans                              (11)           58                   82              438
     Legal expense                                       2            19                   11               62
     General and administrative expenses                13            35                   45               82
                                                     -----         -----              -------         --------
         Total Expenses                                 33           187                  236              965
                                                     -----         -----              -------         --------

NET INCOME (LOSS)                                    $  57         $ 136              $    (7)        $    308
                                                     =====         =====              =======         ========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                                $ .01         $ .06              $  (.08)        $    .13
                                                     =====         =====              =======         ========
DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                                $ .60         $ .60              $  1.80         $   1.80
                                                     =====         =====              =======         ========
ALLOCATION OF NET INCOME (LOSS):
         General Partner                             $  38         $  39              $   113         $    117
         Limited Partners                               19            97                 (120)             191
                                                     -----         -----              -------         --------
                                                     $  57         $ 136              $    (7)        $    308
                                                     =====         =====              =======         ========

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               2003          2002
                                                                               ----          ----
Operating Activities:
     Net income (loss)                                                       $    (7)      $   308
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
              Depreciation                                                         -           179
              Amortization of acquisition fees                                    32           102
              Gain on sale of equipment                                           (1)          (97)
              Provision for (recovery of) losses on financing leases             (21)           64
              Provision for losses on notes receivable                            83           411
              Provision for (recovery of) losses on accounts receivable           20           (37)
              Decrease (increase) in accounts receivable                         (36)           70
              Decrease in accounts payable and accrued expenses                  (42)         (249)
              Decrease (increase) in other assets                                  3           (35)
                                                                             -------       -------
Net cash provided by operating activities                                         31           716
                                                                             -------       -------
Investing Activities:
     Principal payments, financing leases                                        454           691
     Principal payments, notes receivable                                        264           595
     Proceeds from sale of equipment                                               1           132
                                                                             -------       -------

Net cash provided by investing activities                                        719         1,418
                                                                             -------       -------
Financing Activities
     Redemptions of capital                                                      (11)          (83)
     Distributions to partners                                                (2,852)       (2,873)
                                                                             -------       -------
Net cash used in financing activities                                         (2,863)       (2,956)
                                                                             -------       -------
Decrease in cash and cash equivalents                                         (2,113)         (822)
Cash and cash equivalents, beginning of period                                 7,419         8,901
                                                                             -------       -------
Cash and cash equivalents, end of period                                     $ 5,306       $ 8,079
                                                                             =======       =======

Supplemental Disclosure of Non-Cash Investing Activities:
     Reclassification of financing leases to equipment
         on operating leases                                                 $     -       $   471

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

NOTE 4. ACCOUNTS RECEIVABLE.

      The activity in the allowance for losses on accounts receivable during the nine months ended September 30, is as follows:

                                                                   2003            2002
                                                                   ----            ----
                                                                  (Amounts In Thousands)
        Beginning balance                                         $   84          $  166
                 Provision for (recovery of) losses                   20             (37)
                 Write-downs                                         (61)            (26)
                                                                  ------          ------
        Ending balance                                            $   43          $  103
                                                                  ======          ======

NOTE 5. NOTES RECEIVABLE.

      Impaired Notes Receivable. At September 30, 2003 and December 31, 2002, the recorded investment in notes that are considered to be impaired was $24,000 and $25,000, net of specific write-downs of $87,000 and $244,000, respectively. Additionally, the allowance for losses on notes receivable includes specific reserves of $14,000 and $0 for impaired loans at September 30, 2003 and 2002, respectively. The average recorded investment in impaired notes during the nine months ended September 30, 2003 and 2002 was approximately $36,000 and $56,000 respectively.

      The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                                   2003            2002
                                                                   ----            ----
                                                                  (Amounts In Thousands)
        Beginning balance                                         $   26          $  125
                 Provision for losses                                 83             411
                 Write-downs                                         (89)           (501)
                                                                  ------          ------
        Ending balance                                            $   20          $   35
                                                                  ======          ======

NOTE 6. INVESTMENT IN FINANCING LEASES.

      The activity in the allowance for losses on financing leases during the nine months ended September 30, is as follows:

                                                                   2003            2002
                                                                   ----            ----
                                                                  (Amounts In Thousands)
        Beginning balance                                         $   33          $  124
                 Provision for (recovery of) losses                  (21)             64
                 Write-downs                                           -            (143)
                                                                  ------          ------
        Ending balance                                            $   12          $   45
                                                                  ======          ======

NOTE 7. NET INCOME (LOSS) AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT.

      Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 1,523,589 and 1,531,342 for the nine months ended September 30, 2003 and 2002, respectively. For purposes of allocating income (loss) to each individual Limited Partner, the Partnership allocates net income (loss) based upon each respective Limited Partner's net capital contributions.

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

RESULTS OF OPERATIONS

      Phoenix Leasing American Business Fund, L.P. (the "Partnership") reported net income of $57,000 during the three months ended September 30, 2003 and a net loss of $7,000 during the nine months ended September 30, 2003, as compared to net income of $136,000 and $308,000 during the same periods in 2002. The decreased earnings for the three and nine months ended September 30, 2003, is primarily due to a decrease in rental income and earnings on notes receivable and leases.

      Because the Partnership is nearing its liquidation stage, it is not expected that the Partnership will acquire additional equipment or finance any new investments. As a result, revenues and expenses from equipment leasing and financing activities are expected to decline as the lease and loan portfolio declines.

      Total revenue decreased by $233,000 and $1,044,000 for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. The decrease in total revenue for the three and nine months ended September 30, 2003, compared to the prior year, is due to declines in rental income, interest income from notes receivable, interest income and earned income from financing leases.

      Rental income decreased $60,000 and $570,000 during the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This decrease is reflective of a reduction in the size of the equipment portfolio. At September 30, 2003, the Partnership owned equipment with an aggregate original cost of approximately $1.4 million as compared to $3.3 million at September 30, 2002. Another factor contributing to the decrease in rental income is the absence of settlement receipts from leases during the three and nine months ended September 30, 2003, compared to $48,000 and $276,000 of settlement receipts from leases received during the three and nine months ended September 30, 2002.

      Interest income from notes receivable decreased by $95,000 and $210,000 for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, due to the decline in the notes receivable balances. Interest income from notes receivable was higher than usual during the three and nine months ended September 30, 2002, due to settlement proceeds received on impaired notes receivable of $107,000 and $233,000, respectively. At September 30, 2003, the net notes receivable balance was $87,000, compared to $523,000 at September 30, 2002. The Partnership made no new investments in notes receivable during the nine months ended September 30, 2003 and 2002.

      Interest income decreased $22,000 and $88,000 during the three and nine months ended September 30, 2003, compared to the same periods in 2002, which is attributable to the decrease in interest income from the Partnership's operating bank account. This decrease is due to declining interest rates and cash balances.

      Earned income from financing leases decreased by $15,000 and $70,000 during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, due to a decrease in the Partnership's investment in financing leases. The net investment in financing leases was $188,000 at September 30, 2003, as compared to $711,000 at September 30, 2002. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease terms as the Partnership amortizes income over the life of the lease using the interest method. The Partnership made no new investments in financing leases during the nine months ended September 30, 2003 and 2002.

      Total expenses decreased by $144,000 and $719,000 for the three and nine months ended September 30, 2003, as compared to the same periods in the previous year. This decline is primarily due to a decrease of $69,000 and $356,000 in the provision for losses on leases and loans and the absence of depreciation expense compared to $26,000 and $179,000 for the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2002, the higher provision for losses on leases and loans was due primarily to the recognition of additional loss reserves for impaired loans and leases deemed to have a probable loss. Other factors that contributed to the decrease in total expenses for the three and nine months ended September 30, 2003, compared to the same periods in the prior year, were a decrease in amortization of acquisition fees, lease related operating expenses, management fees, legal expenses and general and administrative expenses. These decreases are the result of the continued reduction in the size of the lease and loan portfolio.

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

      In the quarter ended September 30, 2003, no leases were deemed as probable losses and no loans became impaired in the Partnership's Growth Capital portfolio. Thus far during the fourth quarter of 2003, no leases were deemed as a probable loss and 1 loan, with a book value of $5,000, became impaired in the Growth Capital portfolio. As of September 30, 2003, no Growth Capital loans and leases not already considered impaired were between 30 and 90 days past due. As of September 30, 2003, the Partnership has $192,000 invested in leases and loans in the Growth Capital portfolio, which is made up of early stage companies in various growth industries, some of which have been adversely affected by the recent economic downturn. Potential future increases in loan and lease delinquencies and defaults due to continued weaknesses in the economy as well as potential significant declines in technology related collateral values could cause the provision for losses on leases and loans and the write-offs to continue at significant levels. The General Partner will continue to monitor the leases and loans in this portfolio for indications of deterioration in the portfolio and impairment and will record a provision for losses on leases and loans as soon as losses become probable.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary source of liquidity comes from contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The future liquidity of the Partnership is dependent upon the payment of the Partnership's contractual obligations from its lessees and borrowers. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment as it becomes available. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as selling the Partnership's equipment when the lease terms expire.

      The Partnership reported net cash generated by leasing, financing and rental activities during the nine months ended September 30, 2003 and 2002 of $749,000 and $2,002,000, respectively. The decrease in cash generated is due to a decrease in principal payments from notes receivable, payments on financing leases and rental payments. Payments from notes receivable and financing leases decreased during 2003, compared to 2002, as a result of the Partnership's declining investment in notes receivable and financing leases. The decrease in rentals payments is reflective of a reduction in the size of the equipment portfolio as previously discussed in the Results of Operations.

      The Partnership reported equipment being held for lease with an original cost of $247,000 and a net book value of $0 at September 30, 2003, as compared to $779,000 and $0, respectively, at September 30, 2002. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

      The cash distributed to partners during the nine months ended September 30, 2003 was $2,852,000, as compared to $2,873,000 during the same period in 2002. In accordance with the Partnership Agreement, the limited partners are entitled to 96% of the cash available for distribution and the General Partner is entitled to 4%. As a result, the limited partners received $2,738,000 and $2,758,000 in cash distributions during the nine months ended September 30, 2003 and 2002, respectively. The total cumulative cash distributions to Limited Partners as of September 30, 2003 was $31,184,000, as compared to $27,532,000 at September 30, 2002. The

General Partner received $114,000 and $115,000 during the nine months ended September 30, 2003 and 2002, respectively. The Partnership anticipates making distributions to partners during 2003 at least at the same rate as in 2002.

      The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

ITEM 3. CONTROLS AND PROCEDURES.

      Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of Phoenix Leasing Associates III, Inc., the general partner of Phoenix Leasing Associates III, L.P., the Partnership's general partner, have each concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

      Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                  PHOENIX LEASING AMERICAN BUSINESS FUND, L.P.

                               SEPTEMBER 30, 2003

                           PART II. OTHER INFORMATION.

Item 1. Legal Proceedings. Inapplicable

Item 2. Changes in Securities. Inapplicable

Item 3. Defaults Upon Senior Securities. Inapplicable

Item 4. Submission of Matters to a Vote of Securities Holders. Inapplicable

Item 5. Other Information. Inapplicable

Item 6. Exhibits and Reports on 8-K:

            a)    Exhibits:

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                      PHOENIX LEASING AMERICAN BUSINESS FUND, L.P
                                  (Registrant)

                      BY: PHOENIX LEASING ASSOCIATES III, L.P. a California limited partnership,
                               General Partner

                                    BY:    PHOENIX LEASING ASSOCIATES III, INC.
                                           a Nevada corporation,
                                           General Partner

            Date                             Title                                        Signature
            ----                             -----                                        ---------

November 12 ,2003                   Senior Vice President                      /S/ GARY W. MARTINEZ
---------------------------         and a Director of                          --------------------
                                    Phoenix Leasing Associates III, Inc.       (Gary W. Martinez)


November 12, 2003                   Vice President, Chief Financial            /S/ ANDREW N. GREGSON
---------------------------         Officer and a Director of                  ---------------------
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

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/S/ GUS CONSTANTIN
------------------------------
Gus Constantin
President
Date: November 12, 2003

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

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


/S/ ANDREW GREGSON
--------------------------
Andrew Gregson
Chief Financial Officer
Date: November 12, 2003